Form 10-K
period 2005-12-31
Goodman Global Holdings, Inc.
filed 2006-03-17
CIK 1337982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-128462

GOODMAN GLOBAL HOLDINGS, INC.

(Exact name of registrant as specified in our charter)

Delaware	20-1932202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2550 North Loop West, Suite 400 Houston, Texas	77092
(Address of principal executive offices)	(Zip Code)

713-861-2500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☑

If this report is annual or transition, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.

Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate	by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).

Yes  ☐    No  ☑

Indicate	by check mark whether the registrant is a shell company (as defined in Rule 12b-2).

Yes  ☐    No  ☑

The registrant is a wholly-owned subsidiary of Goodman Global, Inc. As of June 30, 2005, there were no shares of voting or non-voting common equity held by non-affiliates of the registrant. As of March 1, 2006, 100 shares of the registrant’s common stock, $0.10 par value, were outstanding.

GOODMAN GLOBAL HOLDINGS, INC.

ANNUAL REPORT OF FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005

PART I

Forward Looking Statements

This annual report contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Forward-looking statements also include statements about the following subjects:

•	changes in weather patterns and seasonal fluctuations;

•	changes to the 13 Seasonal Energy Efficiency Rating, or “SEER,” federally mandated minimum efficiency standard;

•	the maturation of our new company-operated distribution centers;

•	increased competition and technological changes and advances;

•	significant increases in the cost of raw materials and components;

•	our relations with our independent distributors; and

•	damage or injury caused by our products.

Although forward-looking statements reflect management’s good faith beliefs, they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the impact of general economic conditions in the regions in which we do business; general industry conditions, including competition and product, raw material and energy prices; changes in exchange rates and currency values; capital expenditure requirements; access to capital markets and the risks and uncertainties described in Item 1A, “Risk Factors.”

Market and Industry Data

Unless otherwise indicated, information contained in this annual report concerning the heating, ventilation and air conditioning, or “HVAC,” industry or market refers to the residential and light commercial sector within the domestic HVAC industry. Our general expectations concerning such industry and its segments and our market position and market share within such industry and its segments are derived from data from various third-party sources. In addition, this annual report presents similar information based on management estimates. Such estimates are derived from third-party sources as well as data from our internal research and on assumptions made by us, based on such data and our knowledge of the HVAC industry, which we believe to be reasonable. While we are not aware of any misstatements regarding any industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those described in Item 1A, “Risk Factors.”

Unless otherwise noted, the terms “company,” we,” “us,” and “our” refer to Goodman Global Holdings, Inc. and its consolidated subsidiaries.

Item 1.	Business

Our History

Harold Goodman founded our company in 1975 with the intention to design and manufacture a product that would simplify the installation of central air conditioning. Our first product offering was flexible duct which offered several benefits over the standard metal duct that was predominantly used at the time. We expanded on the success of this initial product and entered the air conditioning equipment distribution business in 1980 and then the air conditioning equipment manufacturing business in 1982. Since our beginning, we have experienced rapid, mostly organic growth, yet maintained our core competency of manufacturing high-quality products at low costs that provide a profitable and compelling value proposition for installing contractors while allowing distributors to achieve their profit goals. In 1984, we began manufacturing heat pumps and introduced our first gas furnaces in 1985, light commercial package units in 1988 and commercial air conditioning products in 1990. In 1997, we acquired the HVAC manufacturing operations of Amana Refrigeration, Inc. from Raytheon Company. This acquisition offered us a line of high-quality and premium branded appliance and HVAC products. An affiliate by common ownership controlled the brand name and the appliance operations of Amana. The non-HVAC operations of Amana were sold to Maytag in 2001. Charles Carroll became our President and Chief Executive Officer in September 2001 and has significantly expanded and enhanced our management team since joining us. Mr. Carroll assembled a management team that has over 110 years of industry and related experience. During the past three years, our management team has strengthened our balance sheet by reducing inventory, decreasing costs, improving productivity and increasing customer satisfaction and market share.

On December 23, 2004, Apollo Management, L.P., or “Apollo,” through its affiliate, Frio Holdings LLC acquired our business from Goodman Global Holdings, Inc., a Texas corporation, which we refer to throughout this annual report as “the Seller,” pursuant to which we acquired all of the equity interests of the direct and indirect operating subsidiaries held by the Seller and substantially all of the assets and liabilities of the Seller, other than certain excluded assets and certain excluded liabilities. We refer to this transaction throughout this annual report as the “Acquisition.”

In connection with the Acquisition, affiliates of Apollo, certain trusts related to members of the Goodman family, which we refer to throughout this annual report as the “Goodman family trusts,” and certain members of our senior management contributed approximately $477.5 million in cash to our parent, Goodman Global, Inc. in exchange for equity, which consisted of $225.0 million of our parent’s Series A preferred stock and $252.5 million of our parent’s common stock. This amount was in turn contributed to us as common equity, which we refer to throughout this annual report as the “Equity Contribution.” The Goodman family trusts have invested approximately $101.0 million and members of our senior management have invested approximately $18.2 million. In exchange for the Equity Contribution, affiliates of Apollo, the Goodman family trusts, and certain members of our senior management received a combination of our parent’s common stock and our parent’s Series A preferred stock. On December 23, 2004, in connection with the Acquisition, we issued $250.0 million in aggregate principal amount of Senior Floating Rate Notes due 2012, or the “floating rate notes,” and $400.0 million in aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2012, or “fixed rate notes,” in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, which, together, we refer to throughout this annual report as the “December notes offering.” In connection with the December notes offering, we also entered into our senior secured credit facilities, which together with the Acquisition, Equity Contribution and the December notes offering, we refer to throughout this annual report as the “Transactions.”

Recent Developments

Our parent, Goodman Global, Inc., has filed with the Securities and Exchange Commission, the “SEC,” a registration statement on Form S-1 in connection with its proposed initial public offering of shares of its common stock by it and certain of its stockholders. Goodman Global, Inc. will not receive any of the proceeds from the sale of common stock by the selling stockholders. Goodman Global, Inc. intends to use the net proceeds of the proposed offering to (i) redeem all of its outstanding Series A preferred stock with an aggregate liquidation preference and accrued and unpaid dividends of approximately $255.6 million; and either (ii)(a) repay a portion to be determined of our term loan under our senior secured credit facilities, (b) redeem a portion to be determined of our fixed rate notes at a price to be determined, plus accrued and unpaid interest, or (c) redeem a portion to be determined of our floating rate notes at a price to be determined, plus accrued and unpaid interest, or some combination thereof.

Effective March 17, 2006, our senior secured credit facilities were amended, resulting in an immediate reduction in the interest rate payable on our term loan of 0.50%. This reduced interest margin will be in effect for the first six months following the amendment and then revert to a pricing grid which is based on our consolidated leverage ratio, as set forth in the credit agreement governing our senior secured credit facilities.

General

We are the second largest domestic manufacturer of heating, ventilation and air conditioning products for residential and light commercial use based on unit sales. Our activities include engineering, manufacturing, assembling, marketing and distributing an extensive line of HVAC and related products. Our products are predominantly marketed under the Goodman® and Amana® brand names. Goodman® is one of the leading HVAC brands in North America and caters to the large segment of the market that is price sensitive and desires reliable and low-cost climate comfort, while our premium Amana® brand includes enhanced features such as higher efficiency and quieter operation. Our value-oriented approach and exposure to the replacement market, which currently accounts for approximately 70% of our net sales, have enabled us to enjoy a relatively predictable recurring revenue stream and to sustain revenue growth throughout economic cycles. Over the last ten years, we believe we have organically gained unit market share faster than any of our primary competitors, which demonstrates the value that we offer to distributors, contractors and consumers. For the year ended December 31, 2005, we generated net sales of $1,565.4 million, an 18.8% increase as compared to net sales in 2004.

We currently sell our products through a North American distribution network with more than 700 total distribution points comprised of 136 company-operated distribution centers and approximately 140 primarily exclusive independent distributors selling our products in more than 600 of their locations. For the year ended December 31, 2005, approximately 60% of our net sales were made through company-operated distribution centers and our direct sales force with the remainder made through independent distributors. Our company-operated distribution centers in key states such as Texas, California, Arizona, Nevada and Florida provide us direct access to large and fast growing regions in North America and enable us to maintain a significant amount of market intelligence and control over how our products are distributed. Our independent distributors, many of which have multiple locations and most of which exclusively sell our products, enable us to more fully serve other major sales areas and complement our broad distribution network. We offer our independent distributors incentives to promote our brands, which allow them to provide contractors with our products at attractive prices while meeting their own profit targets. Our consignment strategy with a majority of our independent distributors, in combination with our company-operated distribution centers, allows us to place finished goods directly into the market to meet current demand. We believe that our consistent growth is attributable to our strategy of providing high-quality, value-priced products through an extensive, growing and loyal distribution network.

We operate three manufacturing and assembly facilities in Houston, Texas, two in Tennessee and one in Phoenix, Arizona, totaling approximately 2 million square feet. Since 1982, our unit volume sales and market share have grown steadily and now surpass all but one of our competitors in the residential and light commercial HVAC sector.

Industry

The U.S. residential and light commercial HVAC industry is estimated at approximately $9 billion in annual sales and approximately 11 million units shipped in 2004. The top five domestic manufacturers represent approximately 80% of unit sales. Overall, the industry is characterized by relatively stable long-term growth, a well-established, fragmented distribution system, significant challenges for new entrants and compelling growth opportunities related to changes in minimum SEER efficiency standards for central air conditioners and heat pumps that went into effect on January 23, 2006. The market shares of the large, incumbent industry participants have been relatively stable in recent years, although we have continued to gain market share.

Stable, Long-Term Industry Growth. On a unit basis, the HVAC industry has grown at a compounded annual growth rate of approximately 3.4% over the last 20 years, driven primarily by increased central air conditioning penetration in both existing and new homes. According to the U.S. Census Bureau, 88% of new single-family homes completed in 2004 were equipped with central air conditioning, up from 70% in 1985. Air conditioning is currently installed in approximately 99% of new homes in the southern region of the United States. The U.S. Census Bureau reported 1.5 million single-family homes were completed during 2004 and the percentage of homes completed with greater than 2,400 square feet increased from 17% in 1985 to approximately 39% in 2004.

Prior to the 1980s, HVAC unit shipments were strongly correlated to new housing construction. As the overall housing base expanded due to increased new home sales and central air conditioning increased its penetration into homes, the HVAC industry became more driven by replacement demand. As older units within the large base of existing homes approach the end of their useful lives, they will need to be replaced by newer and more efficient models, creating a relatively stable base of demand for HVAC products. We estimate that replacement products currently account for approximately 70% of industry sales.

Highly Fragmented Customer Base. HVAC manufacturers sell to a highly fragmented two-tier distribution system, as no single distributor represents a large share of industry-wide HVAC sales. Additionally, the distributors’ customer base is a fragmented group of independent contractors across the country that buy HVAC units from distributors and install them for the ultimate end user. There is limited pricing transparency to the end user due to this tiered distribution system.

We believe that contractors become increasingly loyal as they become accustomed to the installation and service of a particular product and brand. Therefore, contractors prefer distributors that continue to carry a specific manufacturer’s product and prefer product lines that do not change dramatically so that retraining is not required. If a distributor changes the brand of products it carries, that distributor risks alienating contractors who have customized their operations to maximize their efficiency in sourcing and installing the discontinued brand. This distributor/contractor dynamic further encourages independent distributors to continue carrying a specific manufacturer’s products.

Significant Challenges for New Entrants. The HVAC industry is characterized by a fragmented distribution system, high switching costs for distributors and contractors and the need for sufficient production volume to generate economies of scale. Distributors and contractors are unlikely to switch manufacturers as a result of expenses associated with inventory stocking, marketing material and personnel training requirements. Distributors and contractors also value an established brand with an extensive history to ensure reliable warranty coverage for the end user. As manufacturers build scale, they benefit from a broader distribution network and more efficient manufacturing.

We believe domestic manufacturers represented over 95% of unit shipments in 2004, as competition from foreign manufacturers has remained limited. Foreign manufacturers are presented with logistical challenges, due to the expense of shipping HVAC products, as well as other business challenges resulting from differences in consumer preferences for single room HVAC systems abroad versus central systems domestically. Additionally, labor costs represent a small percentage of our total costs of goods sold, making it less economical to capitalize on overseas labor efficiencies, particularly given the added cost of transporting products from outside North America. While foreign competition is limited, HVAC manufacturers do source a significant amount of their components overseas which serves to reduce costs of goods sold and increase margins.

13 SEER Transition Opportunity. The key legislation governing the HVAC industry is the National Appliance Energy Conservation Act of 1987 and related regulations from the U.S. Department of Energy, or “DOE.” Energy efficiency in air conditioning products is measured by a SEER. Effective January 23, 2006, the federally mandated minimum efficiency standard for central air conditions and heat pumps manufactured in the United States increased from 10 to 13 SEER, a regulatory change we actively supported. For the year ended December 31, 2004, approximately 90% of industry unit sales were from products that were below 13 SEER. As 13 SEER products generally have higher price points, we believe that industry revenues will increase, consumers will become more price sensitive and demand will shift more heavily toward the value sector of the market.

Our Competitive Strengths

We believe our competitive strengths include:

•	Industry Leader. We are the second largest domestic manufacturer of HVAC products for residential and light commercial use based on unit sales. We are a leader in the value sector and have a strengthening position in the premium sector. Further, we believe our strong market position is driven by a focused strategy of delivering high-quality, reliable, easy-to-install and affordable HVAC products to our customers and by building and maintaining strong relationships with our distributor and contractor networks.

•	Low-Cost, Value Leader Through Efficient Manufacturing. We believe we are one of the lowest cost manufacturers in the HVAC industry. Our engineering and design capabilities, lean manufacturing processes, high workforce productivity and raw material sourcing capabilities allow us to minimize costs while maintaining high product quality. Our cost leadership provides distributors and contractors with a strong value proposition while also allowing us to enjoy operating margins which we believe compare favorably with our competition in the industry.

•

Well Positioned to Benefit from New 13 SEER Standards. We believe our low-cost manufacturing structure and value-brand position in the market will be an advantage as the industry shifts to the generally higher priced 13 SEER standard for central air conditioners and heat pumps. With this shift, we believe consumers will become more price sensitive and the value sector will expand as a proportion of the total HVAC market on a unit basis. As a result, we will have a significant opportunity to grow our business and capture additional market share. Following the last increase in federally mandated minimum efficiency standards from 8.5 to 10 SEER, our unit volume market share increased from 6% in 1990 to 13% in 1993 due to increased consumer price sensitivity and our value-oriented product offering. However, there can be no assurance that we will benefit from the shift to the 13 SEER standard. For the year ended December 31, 2005, approximately 41% of net sales were from central air conditioners and heat pumps below 13 SEER.

•	Proprietary Distribution Network. We currently maintain 136 company-operated distribution centers throughout North America with a strong presence in key growth states such as Texas, California, Arizona, Nevada and Florida. Since January, 2004, we opened 44 new sites resulting in an approximate 48% increase in our company-operated distribution center base. Our proprietary distribution network enables us to maintain close relationships with contractors, effectively communicate our selling proposition, capture incremental distribution margins and better manage inventory.

•	Broad, High-Quality Product Line. We manufacture and market an extensive line of products, including split-system air conditioners and heat pumps, gas furnaces, package units, air handlers, package terminal air conditioners, evaporator coils and accessories. Our products feature up-to-date heat transfer technology and are designed to meet an increasing preference for higher efficiency products.

•	Strong and Extensive Independent Distributor Network. In addition to our proprietary distribution network, our products are also distributed through over 140 independent distributors, substantially all of whom are exclusive distributors and who sell our products in more than 600 of their locations. This provides us access to major sales areas not addressed by our company-operated distribution centers. Our strong and loyal relationships with our independent distributors are evidenced by a very low turnover rate. We have maintained relationships with our top ten independent distributors for an average of 16.5 years. We utilize a consignment strategy with a majority of our independent distributors which allows us to place finished goods directly into the market to meet current demand without burdening our distributors with inventory carrying costs.

•	Consistent, Strong Cash Flow. We believe the level of our earnings combined with our modest capital expenditure and limited working capital requirements result in the generation of significant free cash flow. This cash flow generation has been accomplished through strength in our core air conditioning and heating business, continued market share gains and significant improvements in working capital management. As a result of the transition to the new 13 SEER standard, our capital expenditures in 2005 were, and in 2006 are expected to be, higher than normal. In addition, as a result of the Acquisition, we have realized a significant step-up in the tax basis of our assets which is expected to result in a substantial amount of incremental annual tax deductions over the next 14 years.

•	Proven and Motivated Management Team. Our management team has significant HVAC industry experience and a strong track record of success. The senior management team, led by Charles Carroll, has over 110 years of industry and related experience. Over the last four years, our management team has been highly successful in generating significant free cash flow, improving working capital management, enhancing information systems and positioning our business for continued growth.

Our Strategy

We intend to increase operating profits and cash flows by continuing to strengthen our position in the residential and light commercial HVAC industry. Key elements of our strategy include the following:

•	Capitalize on Growth Opportunities from 13 SEER Transition. We have been designing and selling cost-effective and competitive 13 SEER products for more than ten years, and our low-cost leadership position enables us to price our products at a significant discount to our competition. Generally, 13 SEER products sell at a significant premium compared to 10 SEER products, and we expect the change in minimum efficiency standards to increase our average unit selling price as well as overall industry revenue. We have previously been successful increasing our unit volume market share during periods of transition to higher federally mandated minimum efficiency standards.

•	Maintain Low-Cost Leadership Position. Our value proposition is driven by low-cost design and lean manufacturing processes. We intend to maintain our cost leadership position by continuing to design low-cost products, increasing production efficiencies, improving our raw material and component sourcing and reducing our working capital investment, overhead and other expenses.

•	Realize Benefits of Recent Distribution Center Openings and Further Increase Coverage Density. Since January 2004, we have opened 44 new company-operated distribution centers across North America. Based on historical results, we expect most new distribution centers to reach maturity within three years and expect to recoup our investment in new sites within the first year of operations. As these new distribution centers continue to mature, we believe we will increase our net sales and profitability without significant incremental capital expenditures. We plan to opportunistically expand our company-operated distribution center footprint in targeted North American markets and grow our market share.

•	Strengthen Independent Distributor Network. We maintain strong relationships with an extensive independent distributor network, which provides us efficient access to certain geographies not addressed by our company-operated distribution centers. We employ a number of programs to provide appropriate incentives to our independent distributors, while avoiding expensive brand marketing campaigns. We intend to continue to utilize and improve these programs to establish new independent distributor relationships and grow our business with our existing independent distributor network.

•	Continue to Enhance Brand Awareness and Understanding of Goodman Value Proposition to Contractors. We maintain a continuous effort to educate contractors about the quality of our product line and the economic benefits they can receive by choosing our products. We believe that contractors become increasingly loyal as they become accustomed to the installation and service of a particular product and brand. In 2005, we hosted over 1,700 contractor personnel for educational tours and seminars at our Houston manufacturing and research facilities, where we were able to reinforce the quality and care taken in the manufacturing process of our products and provide valuable interaction between contractors and our engineers and management, as well as training for new contractors.

Products

We manufacture and market an extensive line of HVAC products for residential and light commercial use. These products include split-system air conditioners and heat pumps, gas furnaces, packaged units, air handlers, Package Terminal Air Conditioners/Heat Pumps, or “PTACs,” evaporator coils, flexible duct and accessories. Our products are predominantly marketed under the Goodman®, Amana® and Quietflex® brands. We hold a strong market position in each of our product categories.

Our HVAC products are outlined in the following table and summarized below.

Product line	Size(1)	Efficiency(2)
Split systems:
Air conditioners	1.5 to 10 Tons	10 to 16 SEER
Heat pumps	1.5 to 10 Tons	10 to 16 SEER

Gas furnaces	45,000–140,000BTUH	80 to 96% AFUE
Packaged units:
Gas/electric	2 to 10 Tons	10 to 13 SEER
Electric/electric (A/C)	2 to 10 Tons	10 to 13 SEER
Electric/electric (heat pump)	2 to 5 Tons	10 to 13 SEER
Air handlers	1.5 to 5 Tons	NA
PTAC:
A/C & electric heat coil	7,000 to 15,000 BTUH	9.5 to 12.8 EER
Heat pump	7,000 to 15,000 BTUH	9.3 to 12.8 EER

Evaporator coils	1.5 to 5 Tons	NA

Flexible duct	3” to 22”	R-4.2, 6, 8

(1)	Based on cooling tons of thousands of British Thermal Units Per Hour (BTUH). 12,000 BTUH = 1 ton.

(2)	Measure of a product’s efficiency used to rate it comparatively and to calculate energy usage and cost: SEER—Seasonal Energy Efficiency Rating; AFUE—Annual Fuel Utilization Efficiency; EER—Energy Efficiency Rating. R-value is a comparative measure of thermal resistance used to quantify insulating properties.

Split-system air conditioners and heat pump units. A split-system air conditioner consists of an outdoor unit that contains a compressor and heat transfer coils and an indoor heat transfer unit with ducting to move air throughout the structure. A split-system heat pump is similar to a split-system air conditioner, but also includes a reversing device that reverses the flow of refrigerant and thus heats when heating is required and cools when cooling is required.

Gas furnaces. A gas furnace is typically used with a ducting system to heat a structure. Furnaces apply natural gas to heat air prior to circulation through the structure. Unlike other heating alternatives, a furnace provides heat directly to the structure while the air conditioner unit is turned off.

Packaged units. A packaged unit consists of a condensing unit and an evaporator that are placed outside of the structure to provide both cooling and heating in one package.

Air handlers. An air handler is a blower device used in connection with heating and cooling applications to move air throughout the comfort control system.

Package terminal air conditioners. A PTAC is a single unit heating and air conditioning system used primarily in hotel and motel rooms, apartments, schools, assisted living facilities and hospitals.

Evaporator coils. An evaporator coil is a key component of the indoor section of a split-system air conditioner or heat pump unit. An evaporator coil is comprised of a heat transfer surface of copper tubes surrounded by aluminum fins in which compressed gas is permitted to expand and absorb heat, thereby cooling the air around it.

Other. Other products include room air conditioners, through-the-wall units, mini-split systems, flexible duct and other HVAC related products and accessories.

Distribution Network

In 2005, we sold our products through a North American distribution network with over 700 total distribution points currently comprised of 136 company-operated distribution centers and approximately 140 independent distributors who sell our products in more than 600 of their locations. For the year ended December 31, 2005, approximately 60% of our net sales were made through company-operated distribution centers and our direct sales force while the remaining 40% of our net sales were made through our independent distributors. Our distribution strategy consists of maintaining broad geographic coverage and strong distributor and contractor relationships.

We operate company-operated distribution centers in key growth states such as Texas, California, Arizona, Nevada and Florida. This strategy provides us direct access to large and fast growing regions in North America and allows us to maintain a significant amount of control over the distribution of our products. Our company-operated distribution center network provides us with considerable operational flexibility by giving us (i) direct access to contractors which provides us continuous, real-time information regarding their preferences and needs, (ii) better control over inventory through direct information flow which allows us to market our full line of products in our company-operated distribution centers, (iii) the ability to manage margins at our discretion, (iv) an additional channel in which to conduct market tests of new products and (v) the ability to introduce new products broadly and quickly. Our company-operated distribution centers employ a low-cost distribution strategy to provide competitive pricing. This is accomplished by minimizing overhead and costly services such as delivery and incentive trips. Since January 2004, we opened 44 new company-operated distribution centers across North America, resulting in an approximate 48% increase in our company-operated distribution center base. We will continue to opportunistically expand our company-operated distribution center footprint in targeted North American markets and grow our market share.

We regularly perform market analyses to determine new distribution locations based on whether a given market is either under-served or has poor independent distributor representation. Once an under-served or poorly represented market is identified, we evaluate whether to look for a new independent distributor, open a company-operated distribution center or acquire the under-performing independent distributors.

We maintain strong relationships with an extensive independent distributor network, which provides us access to major sales areas not addressed by our company-operated distribution centers. We have established mutually beneficial relationships with distributors by utilizing our cost advantage and unique combination of marketing and inventory consignment programs to enable our distributors to maintain attractive pricing for contractors, while satisfying the distributors’ profit goals. We have maintained relationships with our top ten distributors for an average of 16.5 years. We are able to effectively align the incentives of our independent distributors, while avoiding expensive brand marketing campaigns, through the following programs:

•	Mark-up Rebate Programs: We offer distributor rebates that are inversely related to the distributor’s markup, thus motivating distributors to meet certain pricing targets to the contractors. This program is structured to encourage distributors to pass on lower equipment costs to contractors in order to drive market share expansion while preserving the distributors’ margins. Through this program we are able to encourage low final prices of our products to the ultimate consumer.

•	Inventory Consignment: Of the top five domestic manufacturers in the domestic HVAC industry, we believe that we are the only one to offer inventory on consignment to our distributors. This strategy positions finished goods from our factories directly in the market to be sold as demand requires, assuring product availability to contractors. Together with our company-operated distribution network, our consignment program enables us to assure that inventory does not build at our distributors. Under the consignment program, we carry the cost of appropriate finished goods inventories until they are sold by the distributors, which substantially reduces their investment in inventory. We also benefit from reduced warehousing costs and are protected by the bonded status of the merchandise. Our inventory consignment strategy also allows us to more easily develop new distributor relationships.

•	New Contractor Program: We offer a program through which contractors tour our manufacturing and research facilities, are educated on our products, review our quality control process and meet with our engineers and management. This interaction allows us to provide visual reinforcement of the quality and care taken in the manufacture of our products. The program also provides us with the opportunity to garner direct feedback from contractors on end user receptivity to current products, as well as gauge the contractors’ interest in future products ahead of a broader product introduction.

Our independent distributor network continues to provide us cost-effective market access where we do not employ company-operated distribution centers. Independent distributors are typically selected and retained on the basis of (i) a demonstrated ability to meet or exceed performance targets, (ii) a solid financial position and (iii) operating with a low-cost structure and competitive pricing. Coupled with our incentive programs, which make switching costs high, our track record of selecting independent distributors has been exceptional, as reflected in a low turnover rate. Since January 2004, we added 39 new independent distributor locations. We have also been able to continue penetration of national independent distributors, having steadily grown our relationships with Johnstone Supply, a nationwide cooperative of HVAC distributors, and Ferguson Enterprises, a leading consolidator of distributors, over the last three years.

We continue to broaden our customer base by developing new customer relationships with national homebuilders and further developing our customer relationships with Richmond American Homes, K. Hovnanian, Ryan Homes, Perry Homes, D.R. Horton and others. We believe these relationships will increase sales and continue to add credibility and visibility to our brand names and products. We believe our low-cost, high-quality business strategy should allow for strong future growth within this customer base.

Manufacturing

We operate three manufacturing and assembly facilities in Houston, Texas, two in Tennessee and one in Phoenix, Arizona, totaling approximately 2 million square feet. At all of our manufacturing facilities, we focus on low-cost production techniques and technology to continually reduce manufacturing costs while improving product quality. Our low-cost design is one of the key drivers of our value proposition. We believe we have sufficient capacity to achieve our business goals for the foreseeable future without the need for further expansion.

Our manufacturing process is designed to minimize raw materials, component and in-process inventory levels. To achieve this goal, we have standardized many of the production components (e.g., heat exchangers, compressors and coils), which enables us to quickly retool our facilities in order to meet the demand for various products. In addition, we employ a demand flow manufacturing process which coordinates the simultaneous production of each component thereby minimizing raw materials and in-process inventories. We utilize an optimal mix of automated and manual processes to ensure efficiency and lower costs.

Given the high level of industry competitiveness, product quality is key to maintaining a leading market position. The quality assurance process begins with the supplier. Incoming supply shipments are tested to ensure procured items meet engineering specifications. Purchased components are tested for quality before they enter production lines and are continuously tested as they progress through the manufacturing process. During fabrication, several audits are performed to ensure a quality product and process. We test paint application, electrical integrity, leak status, and controls in addition to conducting run tests under normal and moisture controlled conditions. In order to further monitor product quality, each manufactured finished good includes a customer questionnaire card bearing two quality inspection stamps or signatures. The installing contractor generally completes the questionnaire cards. Accompanying each product are warranties that provide terms which generally cover more product parts and last longer than our competitors.

We operate two logistics centers, the Houston Logistics Center (a freestanding center) and the Fayetteville Center (a logistics center in the Fayetteville, Tennessee facility). The manufacturing plants feed finished products into these two logistics centers for deployment into the distribution channels. As the distribution network provides point of sale information, these logistics centers rapidly and efficiently deploy products into the marketplace as demand dictates. The Quietflex product is distributed to customers from Quietflex-related manufacturing and assembly facilities located in Houston, Phoenix and Dayton, Tennessee.

Raw Materials and Purchased Components

We purchase most of our components, such as compressors, motors, capacitors, valves and control systems, from third-party suppliers. In order to maintain low input costs, we also manufacture select components when it is deemed cost effective. We also manufacture heat transfer surfaces and heat exchangers for our units.

Our primary raw materials are steel, copper and aluminum, all of which are purchased from third parties. In 2005, we spent over $212.8 million on these raw materials, and their cost variability can have a material impact on our results of operations. Despite rising raw material prices in 2004 and 2005, we believe that our manufacturing efficiencies result in unit costs that compare favorably to those of our competitors. We expect to benefit if raw material prices decline from their current levels which are high compared to historical averages. Effective September 1, 2004, we increased prices by up to 5% on the majority of our products in response to increases in commodity costs experienced in 2004. Effective January 1, 2005, we further increased prices up to 7% on the majority of our products. To address further increases in commodity costs, we announced a price increase of 5% effective April 1, 2006 with respect to certain of our products. We believe that our price increases will allow us to recapture lost profit margin.

In order to enhance raw material price stability, we monitor principal raw material prices and occasionally enter into commodity forward contracts and hedges for the purchase of certain raw materials. In February 2005, we entered into commodity hedges for both aluminum and copper, which expired on December 31, 2005. Our procurement initiatives include leveraging our buying power on a global basis to improve purchasing efficiency, reducing the number of suppliers and improving supplier logistics. While we concentrate our purchases for a given material or component with one or two suppliers, alternative suppliers are available and have been identified if we need to procure key raw materials and components. We currently do not have any hedges for our supply requirements in 2006.

Where feasible, we solicit a minimum of three bids for our material and component needs. Supplier selection is based primarily on cost, quality and delivery requirements. For example, as part of our process in selecting suppliers, we test the supplier’s products to ensure compliance with our specifications and strict quality guidelines. After selecting the highest quality and most competitively priced supplier, we execute agreements ensuring availability and delivery of requisite supplies. As products arrive at our facilities, they are randomly tested to ensure continued compliance with our strict specifications and quality guidelines. We also work with suppliers to develop effective components with lower part counts and easier assembly, resulting in improved quality and reduced costs. We cooperate with suppliers to identify opportunities to substitute lower-cost materials without compromising quality, durability or safety. Generally, we expect suppliers to provide a minimum 5% productivity improvement year over year.

We believe we have strong and long-standing relationships with most of our suppliers. We utilize suppliers known for high-quality products, such as Copeland for compressors and Emerson for controls and gas valves.

In 2005, our top ten suppliers accounted for approximately 68% of our supply expenditures. The strength of our supplier relationships allows us to leverage the expertise, engineering insights and technological advancements of our suppliers in building higher quality products at lower costs.

Sales and Marketing

Our strategy is to maintain a lean sales and marketing staff, focused primarily on traditional products, in order to derive the greatest value from our marketing budget while minimizing overhead costs. Our long-standing distributor relationships, low turnover rates and company-operated distribution center footprint allow us to implement our sales and marketing strategy with a modest corporate staff. Our corporate sales and marketing staff monitors market information, develops programming and provides distributors with the promotional materials they need to sell our products.

Since 2001, we have focused on building our sales force to improve coverage for distributors and national homebuilder accounts. Currently, there is approximately one sales representative for every eight independent distributors. For PTAC sales, we have a dedicated sales force of thirteen people which target hotel and motel customers. Internationally, we have four sales representatives covering Latin America and one covering Europe, the Middle East and Africa. We will review the need for additional sales and marketing staff as business opportunities arise.

Our primary HVAC products are marketed under the Goodman®, Amana® and Quietflex® brand names. Our Goodman® branded products cater to the large segment of the market that is price sensitive and desires reliable and low cost comfort. We position Goodman® as the top selling residential and light commercial HVAC brand in North America and as the preferred brand for high-quality HVAC equipment at low prices. Our premium Amana® branded products include enhanced features such as higher efficiency and quieter operation. Amana® is positioned as the “great American brand” that outlasts the rest, highlighting durability and long-life. Quietflex® is a recognized brand of flexible duct. All of our products and brands are recognized for their high quality, low cost, ease of installation, superior warranty and reliability.

Customers

Our customers primarily consist of (i) distributors who supply independent contractors who install our products for the ultimate end user and (ii) independent contractors when selling through our company-operated distribution centers. We also sell PTAC products directly to the light commercial sector, including hotels, motels and assisted living facilities.

We have a diverse and fragmented customer base in key regions throughout the United States. In 2005, no independent distributor accounted for more than 7% of our net sales. We believe the loss of any single distributor would not have a material effect on our business and operations. Our top ten independent distributors accounted for approximately 25% of our net sales in 2005. Since January 2004, our customer base has been growing as we added 39 new independent distributor locations that sell our products. Our sales, marketing and distribution strategy focuses on keeping prices low to the contractor, while allowing distributors to achieve their profit goals.

Research and Development

We maintain an engineering and research and development staff of 127 people whose duties include testing and improving existing product lines and developing new products. Company-sponsored research and development expense was $7.3 million, $8.0 million and $8.8 million for the years ended December 2003, 2004 and 2005, respectively. Research and development is conducted at our facilities in Houston, Texas, Fayetteville, Tennessee and Dayton, Tennessee. Research and development is focused on maintaining product competitiveness by improving the cost of manufacture, safety characteristics, reliability and performance while ensuring compliance with governmental standards. The engineering staff focuses its cost reduction efforts on standardization, size and weight reduction, the application of new technology and improving production techniques. Our engineering staff maintains close contact with marketing and manufacturing personnel to ensure that their efforts are in line with market trends and that their innovations are compatible with manufacturing processes.

Information Systems

We use software packages from major publishers to support business operations: MAPICS for manufacturing, order processing, payroll and finance; PkMS for logistics center operation; Kronos for time and attendance reporting; and Mincron for company-operated distribution operations. The major business systems operate on an IBM AS/400 computer. During the last two years, we have improved our systems by installing the current version of MAPICS to improve service and data accuracy, converting Quietflex operations to use MAPICS, implementing a bar code-based control system at our Houston logistics center and Fayetteville logistics center, and completing the installation of Mincron into our company-operated distribution centers. Our company-operated distribution centers provide us with significant, real-time information that allows us to monitor the trends in our business and to rapidly respond to changes in the markets we serve to capitalize on potential growth opportunities. We developed and use a custom application system that computes optimal replenishment quantities of equipment and parts into our company-operated distribution centers.

Independent distributors make use of our systems through Internet-based portals. This service gives distributors access to data, such as replacement part lists, and systems, such as the consigned inventory accounting function. Consumers make use of our Internet based systems to obtain general and product-specific information and register products for warranty coverage. We also link our systems with those of our suppliers in order to manage the procurement of materials on a real-time basis. Each night, the programs recalculate component requirements, allowing faster notification of schedule changes to suppliers which greatly reduces our working capital requirements.

Competition

The production and sale of HVAC equipment by manufacturers is highly competitive. HVAC manufacturers primarily compete on the basis of price, depth of product line, product efficiency and reliability, product availability and warranty coverage. According to industry sources, the top five domestic manufacturers represented approximately 80% of the unit sales in the United States residential and light commercial HVAC market in 2004. Based on unit sales, we are the second-largest domestic manufacturer of HVAC equipment for residential and light commercial use. Our four largest competitors in this market are Carrier Corporation, American Standard (which includes Trane® and American Standard® brand products), Lennox International, Inc. and Rheem Manufacturing Company. A number of factors affect competition in the HVAC market, including the development and application of new technologies and an increasing emphasis on the development of more efficient HVAC products. In addition, new product introductions are an important factor in the market categories in which our products compete. Some of our competitors are large and have significantly greater financial, marketing and technical resources than we do. Although we believe we have been able to compete successfully in our markets to date, there can be no assurance that we will be able to do so in the future.

Patents and Trademarks

We hold a number of patents relating to the design and manufacture of our heating and air conditioning products. We generally endeavor to obtain patent protection for technology that we develop and will enforce such protection as appropriate. One of our design patents expires in September 2006. Our other existing patents generally expire between 2009 and 2014. In connection with the marketing of our products, we have obtained trademark protection for all of our brand names. The trademark registration for these names have an initial term of 10 years, which are renewable for additional 10-year terms so long as the names are still being used by us for the purpose for which they were registered. We have a license to use the Amana® brand name and related trademark in connection with our HVAC business. The Amana® trademark is controlled by Maytag which markets appliances under this brand name. As part of the sale of the Amana® appliance business to Maytag in 2001, we entered into a trademark license agreement with Maytag. The trademark license agreement expires in July 2011, with renewal terms available for a total of an additional 15 years. In addition, we possess a wide array of proprietary technology and know-how. We believe that our patents, trademarks, trade names, service marks and other proprietary rights are important to the development and conduct of our business as well as the marketing of our products. We vigorously protect these rights.

Employees

As of December 30, 2005, we had 4,997 full-time employees (4,074 hourly and 923 salaried employees). Of those, 3,493 employees were directly involved in manufacturing processes (assembly, fabrication, maintenance, quality assurance and forklift operations) at our six manufacturing and assembly facilities. Our only unionized workforce is at our Fayetteville, Tennessee manufacturing facility, which we acquired with the 1997 acquisition of Amana. The 1,495 Fayetteville hourly employees are represented by the International Association of Machinist and Aerospace Workers. Although the Fayetteville facility has been unionized since the 1960s, there have been no work stoppages or strikes at the plant since 1978. The current contract will expire on December 5, 2009. We believe we have good relations with our employees.

Regulation

We are subject to extensive foreign, federal, state and local environmental laws and regulations, including, among others, the Clean Air Act, the Clean Water Act, the Comprehensive Environmental, Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, and the Toxic Substances Control Act. We believe that we are in material compliance with such existing environmental laws and regulations.

One of our subsidiaries, AsureCare Corp., a Florida corporation, is licensed as a service warranty association and regulated by the Florida Office of Insurance Regulation. As a Florida-domestic service warranty association, AsureCare Corp. is subject to regulation as a specialty insurer under certain provisions of the Florida

Insurance Code. Under applicable Florida law, no person can acquire, directly or indirectly, more than 10% of the voting securities of a service warranty association or its controlling company, including our parent Goodman Global, Inc., without the written approval of the Florida Office of Insurance Regulation. Accordingly, any person who acquires, directly or indirectly, 10% or more of the stock of Goodman Global, Inc., must first file an application to acquire control of a specialty insurer or its controlling company, and obtain the prior written approval of the Florida Office of Insurance Regulation. The application must be filed with the Florida Office of Insurance Regulation no later than five days after any form of tender offer or exchange offer is proposed, or no later than five days after the acquisition of securities or ownership interest if no tender offer or exchange offer is involved.

The Florida Office of Insurance Regulation may disapprove an acquisition of beneficial ownership of 10% or more of the voting securities of Goodman Global, Inc. by any person who refuses to apply for and obtain regulatory approval of such acquisition. In addition, if the Florida Office of Insurance Regulation determines that any person has acquired 10% or more of the voting securities of Goodman Global, Inc. without complying with the applicable suitability provisions, it may order that person to cease the acquisition and divest itself of any shares of such voting securities which may have been acquired in violation of the applicable Florida law. The Florida Office of Insurance Regulation may also take disciplinary action against AsureCare Corp.’s license if it finds that an acquisition made in violation of the applicable Florida law would render the further transaction of its business hazardous to its customers, creditors, stockholders or the public.

Environmental Refrigeration Regulation

In 1987, the United States became a signatory to the Montreal Protocol on Substances that Deplete the Ozone Layer. The Montreal Protocol addresses the use of certain ozone depleting substances, including hydrochlorofluorocarbons, or “HCFCs,” a refrigerant commonly used for air conditioning and refrigeration equipment. The 1990 amendments to the Clean Air Act implement the Montreal Protocol and have been used by the U.S. Environmental Protection Agency, or “EPA,” to accelerate the phase-out of HCFCs between 2010 and 2020.

The EPA is authorized under the Clean Air Act to promulgate regulations to accelerate the statutory phase-out schedule for any Class II substance, which includes HCFC-22. Various groups have proposed that the EPA phase-out Class II substances, including HCFC-22, substantially earlier than under the schedule provided by the Clean Air Act. It is uncertain whether the EPA will take action to accelerate the phase-out of HCFC-22.

Some cooling products that we manufacture contain HCFC-22. This refrigerant is sealed inside the condensing unit or evaporator coil and is expected to remain within the unit throughout the operating life of the system without leakage to the atmosphere. We believe that our operations materially comply with all current EPA regulations relating to refrigerants. In addition, we do not believe that either the Clean Air Act and its HCFC implementing regulations as currently in effect or any reasonably anticipated accelerated phase-out of HCFC-22 will have a material adverse impact on our business, financial condition or results of operations.

We currently use a substitute refrigerant in some of our air conditioning and heat pump products. This substitute refrigerant, HFC-410A, is a mixture of hydrofluorocarbons that the EPA has determined do not contribute to the depletion of the ozone layer and therefore are not subject to phase-out mandates. We manufacture and sell some of our air conditioning and heat pump equipment incorporating the HFC-410A refrigerant, and have done so for over five years. Equipment using the new refrigerant requires higher pressure compressors, larger condensing and evaporative areas, and seals resistant to the mixture. Although we are unable to predict the full extent of modifications that may be necessary to our manufacturing processes or the costs associated with the use of alternative refrigerants as we transform all manufacturing lines to make products using HFC-410A refrigerant by 2010, we do not expect that either will have a material adverse effect on us or the industry unless the phase-out is accelerated more rapidly than is currently anticipated under the Clean Air Act.

Efficiency Standards

The HVAC industry is subject to legislation governing efficiency standards for air conditioning systems. The key legislation governing the HVAC industry is the National Appliance Energy Conservation Act of 1987 and related regulations from the DOE. Energy efficiency in air conditioning products is measured by a SEER. A higher SEER indicates a lower amount of energy required for the same amount of cooling capacity. Typical systems range from 13 SEER to 23 SEER, with 14 SEER and higher considered to be premium efficiency systems. Effective January 23, 2006, the federal minimum efficiency standard for central air conditioners and heat pumps manufactured in the United States increased from 10 SEER to 13 SEER, a regulatory change we actively supported. We believe such a standard is beneficial to the environment and that our industry leading cost structure, and manufacturing expertise allows us to capture additional market share.

Environmental, Health and Safety Matters

We are subject to extensive foreign, federal, state, municipal and local laws and regulations relating to the protection of human health and the environment, including those limiting the discharge of pollutants into the environment and those regulating the treatment, storage or disposal and remediation of releases of, and exposure to, hazardous wastes and hazardous materials. We believe that we are in material compliance with all current environmental, health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. Certain environmental laws and regulations impose strict joint and several liability on potentially responsible parties, including past and present owners and operators of sites, to clean up, or contribute to the cost of cleaning up sites at which hazardous wastes or materials were disposed or released. We are currently, and may in the future be, required to incur costs relating to the investigation or remediation of such sites, including sites where we have, or may have, disposed of our waste.

As required by a March 15, 2001 Consent Order with the Florida Department of Environmental Protection, or “FDEP,” Pioneer Metals, Inc., or “Pioneer,” our wholly-owned subsidiary, is investigating and pursuing, under FDEP oversight, the delineation of groundwater contamination at and around the Pioneer facility in Fort Pierce, Florida. Remediation has not yet begun. The ultimate cost for this remediation cannot be predicted with certainty due to the variables relating to the contamination and the appropriate remediation methodology, the evolving nature of remediation technologies and governmental regulations, and the inability to determine the extent to which contribution will be available from other parties, all of which factors are taken into account to the extent possible in estimating potential liability. We have reserved $1.0 million as of December 31, 2005, for this matter. It is reasonably possible that the costs could substantially exceed this amount, although we do not believe that this matter is likely to have a material adverse effect on our business or financial condition, or results of operation.

We believe that this contamination predated Pioneer’s involvement with the Fort Pierce facility and that Pioneer has not caused or contributed to the contamination. Accordingly, Pioneer is pursuing litigation against former owners of the Fort Pierce facility in an attempt to recover its costs. At this time, we cannot estimate probable recoveries from this litigation.

We are also subject to various federal, state and local laws and regulations relating to worker health and safety. For example, in 2004, we entered into an agreement with the Occupational Safety and Health Administration, or “OSHA,” pursuant to which we are conducting certain corrective actions identified during an OSHA inspection of two of our facilities and paid a $277,000 penalty.

Although we do expect to incur expenses related to environmental, health and safety laws and regulations, based on information presently known to us, we believe that the future cost of complying with such laws and regulations and any liabilities associated with environmental, health and safety obligations will not have a material adverse effect on our business, financial condition or results of operation. However, we cannot assure you that future events, including new or stricter environmental laws and regulations, related damage or penalty claims, the discovery of previously unknown environmental conditions requiring investigation or remediation, more vigorous enforcement or a new interpretation of existing environmental laws and regulations would not require us to incur additional costs that could be material.

Item 1A.	Risk Factors

You should carefully consider the risks described below as well as the other information contained in this annual report. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

Changes in weather patterns and seasonal fluctuations may adversely affect our operating results.

Weather fluctuations may adversely affect our operating results and our ability to maintain our sales volume. Our operations may be adversely affected by unseasonably warm weather in the months of November to February and unseasonably cool weather in the months of May to August, which has the effect of diminishing customer demand for heating and air conditioning and decreasing our sales volumes. Many of our operating expenses are fixed and cannot be reduced during periods of decreased demand for our products. Accordingly, our results of operations will be negatively impacted in quarters with lower sales due to such weather fluctuations. In addition, our sales volumes and operating results in certain regions can be negatively impacted during inclement weather in these regions. For example, during the summer of 2004, several hurricanes and other tropical weather systems struck the southeastern United States resulting in an estimated $6.2 million reduction in our operating profit for 2004.

In addition, our quarterly results may vary significantly. Although there is demand for our products throughout the year, in each of the past three years approximately 55% to 58% of our total sales occurred in the second and third quarters of the fiscal year. Our peak production occurs in the first and the second quarters in anticipation of our peak sales quarters. Therefore, quarterly comparisons of our sales and operating results should not be relied on as an indication of future performance, and the results of any quarterly period may not be indicative of expected results for a full year.

Increased competition and technological changes and advances may reduce our market share and our future sales.

The production and sale of HVAC equipment by manufacturers is highly competitive. According to industry sources, the top five domestic manufacturers (including us) represented approximately 80% of the unit sales in the U.S. residential and light commercial HVAC market in 2004. Our four largest competitors in this market are Carrier Corporation, American Standard (which includes Trane® and American Standard® brand products), Lennox International, Inc. and Rheem Manufacturing Company. Several of our competitors may have greater financial and other resources than we have. A number of factors affect competition in the HVAC industry, including an increasing emphasis on the development of more efficient HVAC products. Existing and future competitive pressures may materially and adversely affect our business, financial condition or results of operations, including pricing pressure if our competitors improve their cost structure. In addition, our company-operated distribution centers face competition from independent distributors and contractors owned by our competitors, some of whom may be able to provide their products or services at lower prices than we can. We may not be able to compete successfully against current and future competition and current and future competitive pressures faced by us may adversely affect our profitability and performance.

There is currently an effort underway in the United States by several companies to purchase independent distributors and contractors and consolidate them into large enterprises. These consolidated enterprises may be able to exert pressure on us to reduce prices. Additionally, these new enterprises tend to emphasize their company name, rather than the brand of the manufacturer, in their promotional activities, which could lead to dilution of the importance and value of our brand names. Future price reductions and any brand dilution caused by the consolidation among HVAC distributors and contractors could have an adverse effect on our business, financial condition and results of operations.

Significant increases in the cost of raw materials and components have, and may continue to, reduce our operating margins. In addition, a decline in our relationships with key suppliers may have an adverse effect on our business.

Our operations depend on the supply of various raw materials and components, including steel, copper, aluminum, refrigerants, motors and compressors, from domestic and foreign suppliers. We do not typically enter into long-term supply contracts for raw materials and components. In addition, we generally do not hedge against our supply requirements. However, our suppliers may discontinue to provide products to us at attractive prices, and we may be unable to obtain such products in the future from these or other providers on the scale and within the time frames we require. If a key supplier were unable or unwilling to meet our supply requirements, we could experience supply interruptions and/or cost increases which (to the extent that we are not able to find alternate suppliers or pass these additional costs onto our customers) could adversely affect our results of operations and financial condition. To the extent any of our suppliers experiences a shortage of components that we purchase, we may not receive shipments of those components and, if we were unable to obtain substitute components on a timely basis, our production would be impaired. For example, in the second quarter of 2004 we experienced supply interruptions for steel, copper and aluminum.

In 2004, commodity prices rose significantly to levels well above prices seen in the past decade. These commodity cost increases negatively affected our net income in 2004. Effective September 1, 2004, we increased prices by up to 5% on a majority of our products in response to these increases in commodity costs. Effective January 1, 2005, we further increased prices up to 7% on the majority of our products. Commodity costs have continued to increase. To address these increases, we announced a price increase of 5% effective April 1, 2006, with respect to certain of our products. We believe our price increases will allow us to recapture lost profit margin. However, these price increases may reduce demand for our products. A continued high level of commodity prices or a further increase in commodity prices could have a material adverse effect on our results of operations. In addition, we may not be able to further increase the price of our products or reduce our costs to offset the higher commodity prices.

A decline in our relations with our key distributors may adversely affect our business.

Our operations also depend upon our ability to maintain our relations with our independent distributors. While we generally enter into contracts with our independent distributors, these contracts typically last for one year and can be terminated by either party upon 30 days’ notice. If our key distributors are unwilling to continue to sell our products or if our key distributors merge with or are purchased by a competitor, we could experience a decline in sales. If we are unable to replace such distributors or otherwise replace the resulting loss of sales, our business and results of operations could be adversely affected. For the year ended December 31, 2005, approximately 40% of our net sales were made through our independent distributors.

Damage or injury caused by our products could result in material liabilities associated with product recalls or reworks.

In the event we produce a product that is alleged to contain a design or manufacturing defect, we could be required to incur costs involved to recall or rework that product. In September 2004, we initiated a voluntary corrective action plan, or “CAP,” regarding a discontinued design of certain Amana®, Trane® and American Standard® brand PTAC units manufactured by one of our subsidiaries. Under the CAP, we will provide a new thermal limit switch to commercial and institutional PTAC owners. Installation of these switches will be at the commercial or institutional owners’ expense, except in special and limited circumstances (e.g., financial hardship). Pursuant to the CAP, we will pay the cost of installing the replacement switch for any individual homeowner having a PTAC unit in his/her residence. We have established a reserve relating to the CAP in an amount that we believe is appropriate. The costs required to recall or rework any defective products could be material, which may have a material adverse effect on our business. In addition, our reputation for safety and quality is essential to maintaining our market share. Any recalls or reworks may adversely affect our reputation as a manufacturer of high-quality, safe products and could have a material adverse effect on our results of operations.

We may incur material costs as a result of product liability or warranty claims which would negatively affect our profitability.

The development, manufacture, sale and use of our products involve a risk of product liability and warranty claims, including personal injury and property damage arising from fire, soot, mold and carbon monoxide. We currently carry insurance and maintain reserves for potential product liability claims. However, our insurance coverage may be inadequate if such claims do arise and any liability not covered by insurance could have a material adverse effect on our business. To date, we have been able to obtain insurance in amounts we believe to be appropriate to cover such liability. However, our insurance premiums may increase in the future as a consequence of conditions in the insurance business generally or our situation in particular. Any such increase could result in lower profits or cause the need to reduce our insurance coverage. In addition, a future claim may be brought against us which would have a material adverse effect on us. Any product liability claim may also include the imposition of punitive damages, the award of which, pursuant to certain state laws, may not be covered by insurance. Our product liability insurance policies have limits that if exceeded, may result in material costs that would have an adverse effect on our future profitability. In addition, warranty claims are not covered by our product liability insurance. Any product liability or warranty issues may adversely affect our reputation as a manufacturer of high-quality, safe products and could have a material adverse effect on our business.

Our business could be hurt by economic downturns.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. A decline in economic activity in the United States could materially affect our financial condition and results of operation. Sales in the residential and commercial new construction market correlate closely to the number of new homes and buildings that are built, which in turn is influenced by factors such as interest rates, inflation, consumers’ spending habits, employment rates and other macroeconomic factors over which we have no control. Any decline in economic activity as a result of these factors typically results in a decline in new construction and replacement purchases, which would result in a decrease in our sales volume and profitability.

The cost of complying with laws relating to the protection of the environment and worker safety may be significant.

We are subject to extensive federal, state, municipal, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge of pollutants into the environment and those regulating the treatment, storage, disposal and remediation of, and exposure to, solid and hazardous wastes and hazardous materials. Certain environmental laws and regulations impose strict joint and several liability on potentially responsible parties, including past and present owners and operators of sites, to clean up, or contribute to the cost of cleaning up sites at which hazardous wastes or materials were disposed or released. We are currently, and may in the future be, required to incur costs relating to the investigation or remediation of such sites, including sites where we have, or may have, disposed of our waste. See Item 1, “Business—Environmental, Health and Safety Matters.”

We believe that we are in material compliance with all current environmental laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. Nonetheless, we expect to incur expenses to maintain such compliance and it is possible that more stringent environmental laws and regulations, more vigorous enforcement or a new interpretation of existing laws and regulations could require us to incur additional costs and penalties. Further, existing or future circumstances, such as the discovery of new or materially different environmental conditions, could cause us to incur additional costs that could have a material adverse effect on our business, financial condition or results of operations.

We are also subject to various federal, state and local laws and regulations relating to worker safety. In October 2004, we reached an agreement with OSHA to resolve certain matters identified during an OSHA inspection at our Houston Furnace and Cooling plants. We did not admit any violations of the Occupational Safety and Health Act or OSHA standards, but we did agree, among other things, to address certain issues identified by OSHA during its inspection and to pay OSHA a penalty of $277,000. We have paid the penalty and are currently conducting certain actions required by this settlement, including the installation of certain machine guarding. We expect to make capital expenditures at these and other facilities to improve worker health and safety. Expenditures at these and any other facilities to assure compliance with OSHA standards could be significant, and we may become subject to additional liabilities relating to our facilities in the future. In addition, future inspections at these or other facilities may result in additional actions by OSHA.

Effective January 23, 2006, federal regulations mandated an increase in the minimum SEER from 10 to 13 for central air conditioners and heat pumps manufactured in the United States. The required efficiency levels for our products may be further increased in the future by the relevant regulatory authorities. Any future changes in required efficiency levels or other government regulations could adversely affect our industry and our business.

We also currently use a refrigerant that the EPA is in the process of phasing out. We believe that neither the current regulations limiting refrigerants nor any reasonably anticipated phase-out of refrigerants will have a material adverse impact on our operations. See Item 1, “Business— Environmental Refrigeration Regulation.”

Labor disputes with our employees could interrupt our operations and adversely affect our business.

We are a party to a collective bargaining agreement with the International Association of Machinists and Aerospace Workers and Affiliates that, as of December 30, 2005, represented approximately 30% of our employees. This agreement covers all hourly employees at our manufacturing facility in Fayetteville, Tennessee and is scheduled to expire in December 2009. If we are unable to successfully negotiate acceptable terms with this union, our operating costs could increase as a result of higher wages or benefits paid to union members, or if we fail to reach an agreement with the union, our operations could be disrupted. Either event could have a material adverse effect on our business. In addition, there have been in the past, and may be in the future, attempts to unionize our non-union facilities. If employees at our non-union facilities are able to unionize in the future, our operating costs could increase. See Item 1, “Business—Employees.”

Our business operations could be significantly disrupted if we lose members of our management team.

Our success depends to a significant degree upon the continued contributions of our executive officers and key employees, both individually and as a group. We have employment agreements with only two members of our senior management. Our future performance will be substantially dependent on our ability to retain and motivate our management. The loss of the services of any of our executive officers or key employees could prevent us from executing our business strategy.

We may be adversely affected by any natural or man-made disruptions to our distribution and manufacturing facilities.

Any serious disruption to a significant portion of our distribution or manufacturing facilities resulting from fire, earthquake, weather-related events, an act of terrorism or any other cause could materially impair our ability to manufacture and distribute our products to customers. Moreover, we could incur significantly higher costs and longer lead times associated with manufacturing or distributing our products to our customers during the time that it takes for us to reopen or replace damaged facilities. If any of these events were to occur, our financial condition, results of operations and cash flows could be materially adversely affected.

Because a small number of stockholders own a significant percentage of the common stock of our parent, Goodman Global, Inc., they may control all major corporate decisions.

An affiliate of Apollo controls a majority of the common stock of our parent, Goodman Global, Inc., and, therefore, Apollo has the power to control our affairs and policies. Apollo also controls the election of our directors, the appointment of our management and the entering into of business combinations or dispositions and other extraordinary transactions. The directors so elected will have the authority, subject to the terms of our senior secured credit facilities and the indentures governing our fixed rate notes and floating rate notes, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions.

The interests of Apollo could conflict with the interests of our other security holders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Apollo might conflict with the interests of our other security holders. Affiliates of Apollo may also have an interest in pursuing acquisitions, divestitures, financings and other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our other security holders.

Our business operations could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.

We seek to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing and confidentiality agreements. These protections may not be adequate to prevent competitors from copying or reverse engineering our products, or from developing and marketing products that are substantially equivalent to or superior to our own. In addition, we face the risk of claims that we are infringing third parties’ intellectual property rights. Any such claim, even if it is without merit, could be expensive and time-consuming; could cause us to cease making, using or selling certain products that incorporate the disputed intellectual property; could require us to redesign our products, if feasible; could divert management time and attention; and could require us to enter into costly royalty or licensing arrangements. Any of the foregoing, taken alone or together, could have a significant negative impact on our business.

We may lose the right to use the Amana® name which may have an adverse effect on our business.

Under an agreement between the Amana Society and Amana Refrigeration, Inc., Amana Refrigeration, Inc. agreed that it would discontinue the use of the Amana® name in its corporate name or in connection with any other business enterprise if it were ever to abandon manufacturing operations in Amana, Iowa. Maytag purchased the Amana appliance business in July 2001 and now controls the manufacturing operations in Amana, Iowa. We maintained the right to use the Amana® name and trademark under a license agreement with Maytag. Prior to a cessation of such operation or following a decision by Maytag to not maintain trademark registrations for the Amana® name, Maytag has agreed to consult with us and provide reasonable assistance to us so that we may register the Amana® name as a trademark. However, we have no control over Maytag’s decision to continue operations at that facility, and if such operations are discontinued, it is possible that we could lose the right to use the Amana® name in connection with our business, which could have a material adverse effect on our business.

Risks Related to our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our senior secured credit facilities, fixed rate notes and floating rate notes.

We now have and will continue to have a significant amount of indebtedness. On December 31, 2005, we had $961.4 million of indebtedness outstanding, excluding approximately $37.2 million of letters of credit and up to $137.8 million of additional indebtedness that may be borrowed under our revolving credit facility.

Our substantial indebtedness could have important consequences to our business. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our outstanding indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

In addition, our senior secured credit facilities, fixed rate indenture and floating rate indenture contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. Our indentures and our senior secured credit facilities contain cross-default and cross-acceleration provisions such that an event of default under our indentures or the acceleration of amounts outstanding under our indentures will cause an event of default and/or an acceleration of amounts outstanding under our senior secured credit facilities. If all of our indebtedness was accelerated, it is possible that we will not have sufficient funds at the time of acceleration to repay our indebtedness, which could have a material adverse effect on our ability to continue as a going concern.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our indentures and our senior secured credit facilities do not fully prohibit us or our subsidiaries from doing so. As of December 31, 2005, our revolving credit facility provided for additional borrowings of up to $137.8 million. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. Our future cash flows are dependent on the level of our earnings, our capital expenditure and working capital requirements and the amount of our tax payments. Our ability to generate future cash flows, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before the maturity thereof. In addition, we may be unable to refinance any of our indebtedness, on commercially reasonable terms or at all.

A substantial portion of our indebtedness is at a variable rate of interest, which could increase our interest expense in the event interest rates rise.

Certain of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing interest rates. A 1% increase or decrease in the interest rate would result in approximately a $2.8 million increase or decrease in our interest expense on our variable rate indebtedness, respectively. If interest rates increase dramatically, we may be unable to meet our debt service obligations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2005, we owned four manufacturing facilities, one research and development facility and 12 distribution and warehouse facilities. We also lease two manufacturing and assembly facilities, 120 distribution and warehouse facilities and one office location. We believe that our facilities are suitable for their present and intended purposes and are adequate for our current and expected level of operations. We do not anticipate any significant difficulties in renewing or relocating our leased facilities as our leases expire.

Our headquarters and material operating, manufacturing and distribution facilities at December 31, 2005 are shown in the following table:

Location	Use	Owned/ Leased	Approximate Square Footage
Houston, TX	Split Systems	Owned	482,000
Houston, TX	Flexible Duct, Fiberglass Insulation and Mat Materials	Owned	390,000
Houston, TX	Heating and Air Handler Products	Owned	230,000
Houston, TX	Research and Development	Owned	99,188
Houston, TX	Corporate Headquarters	Leased(1)	51,000
Houston, TX	Logistics Center	Leased(2)	700,039
Fayetteville, TN	Furnaces, Package Units, PTAC, Split Systems and Logistics Center	Owned	780,000
Dayton, TN	Air Handlers / Coils & Duct	Leased(3)	189,000
Phoenix, AZ	Flexible Duct	Leased(4)	39,062

(1)	Our lease expires on January 31, 2008.

(2)	Our two leases for this facility both expire on February 28, 2016.

(3)	Our lease expires on December 31, 2007. We have an option to purchase the facility upon the expiration of the lease for $206,400.

(4)	Our lease for 31,712 square feet of space expires on December 31, 2007, with 7,350 square feet of space expiring on April 30, 2007.

Item 3.	Legal Proceedings

In addition to the matters described below, from time to time we are involved in various routine legal proceedings. These primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

In October 2003, the Consumer Product Safety Commission staff issued a preliminary determination that a discontinued design of certain PTAC units manufactured by one of our subsidiaries presents a substantial product hazard under the Consumer Product Safety Act, requiring corrective action. In September of 2004, we implemented a CAP under which we will provide a new thermal limit switch to commercial/institutional PTAC owners. Installation of the switch will be at the commercial/institutional owners’ expense, except in special and limited circumstances (e.g., financial hardship, etc.). Under the CAP, we agreed to pay the cost of installing the replacement switch for any individual homeowner having a PTAC unit in their residence. We have established a reserve that we believe to be adequate with respect to this matter based on current evaluations and our experience in these types of matters.

In December 2001, over 70 Hispanic workers filed suit against certain of our subsidiaries in the U.S. District Court for the Southern District of Texas alleging employment discrimination, retaliation, and violations of the Fair Labor Standards Act. The Equal Employment Opportunity Commission has since intervened in the lawsuit on the plaintiffs’ behalf. Our insurers have agreed to defend us against these allegations and indemnify us for any pecuniary losses incurred. We do not believe that this litigation will have a material adverse effect on our business.

As part of the equity contribution associated with the sale of Amana in July 2001, we agreed to indemnify Maytag for certain product liability, product warranty, and environmental claims. In light of these potential liabilities, we have purchased insurance that we expect will shield us from incurring material costs to such potential claims.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public market for our common stock.

Holders

All of our common stock is held by Goodman Global, Inc. An affiliate of Apollo controls a majority of the common stock of Goodman Global, Inc.

Dividends

We have not declared or paid any dividends on our common stock. Our senior secured credit facilities and the indentures governing our fixed rate notes and floating rate notes limit our ability to declare or pay dividends. For more detailed information on our senior secured credit facilities and the indentures governing our fixed rate notes and floating rate notes, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Off-Balance Sheet Arrangements” and notes to our consolidated financial statements.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans under which our equity securities are authorized for issuance.

Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The following table presents our selected consolidated financial data. The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this annual report, as well as other financial information included elsewhere in this annual report.

The consolidated statement of operations data for each of the three years in the period ended December 31, 2005 and the consolidated balance sheet data as of December 31, 2004 and 2005 have been derived from our audited consolidated financial statements included elsewhere in this annual report and have been prepared in accordance with accounting principles generally accepted in the United States, which we refer to throughout this annual report as “GAAP.” The consolidated statement of operations data for the years ended December 31, 2001 and 2002 and the consolidated balance sheet data as of December 31, 2001, 2002 and 2003 have been derived from our consolidated financial statements that are not included in this annual report.

				Predecessor	Successor
	Year ended December 31,			January 1 to December 22 2004	December 23 to December 31, 2004	Year ended December 31, 2005
	2001	2002	2003
	(dollars in thousands)
Consolidated statement of operations data:
Sales, net(1)	$1,082,076	$1,136,188	$1,192,671	$1,297,295	$20,285	$1,565,406
Cost of goods sold	821,454	884,204	915,272	1,005,955	18,471	1,243,408
Selling, general and administrative expenses	108,996	118,150	147,687	212,890	7,661	170,077
Depreciation and amortization expense	23,487	20,645	14,851	18,101	786	37,717

Operating profit (loss)	128,139	113,189	114,861	60,349	(6,633)	114,204
Interest expense, net	72,835	46,168	26,081	10,877	1,601	74,213
Other (income) expense, net	1,529	(671)	(331)	(1,406)	—	(706)

Earnings (loss) before income taxes	53,775	67,692	89,111	50,878	(8,234)	40,697
Provision for (benefit from) income taxes	152	1,859	1,745	(1,481)	(3,568)	15,817

Net income (loss)	$53,623	$65,833	$87,366	$52,359	$(4,666)	$24,880

	Year ended December 31,
	2001		2002		2003		2004		2005
	(dollars in thousands)
Consolidated balance sheet data (at period end):
Cash and cash equivalents	$3,493		$23,219		$5,359		$3,856		$23,779
Total assets	714,913		683,557		615,558		1,544,595		1,621,537
Total debt	466,910		358,432		213,244		1,024,135		961,375
Shareholders’ equity	40,061		77,632		150,279		328,247		355,215
Statement of cash flows data:
Net cash (used in) provided by operating activities	$128,459		$168,092		$150,807		$(18,558)		$105,519
Net cash (used in) provided by investing activities	110,987		(11,536)		(811)		(1,477,622)		(24,957)
Net cash (used in) provided by financing activities	(249,657)		(136,830)		(167,856)		1,494,677		(60,639)
Other financial data:
EBITDA(2)(3)	$150,097		$134,505		$130,043		$74,009		$152,627
Capital expenditures	$32,262		$12,672		$16,801		$27,772		$28,806
Ratio of earnings to fixed charges(4)	1.7	x	2.4	x	4.2	x	3.8	x	1.5	x

(1)	Sales are presented net of certain rebates paid to customers. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to consolidated financial statements appearing elsewhere in this annual report.

(2)	EBITDA consists of earnings before interest, taxes and depreciation and amortization. EBITDA is a measure commonly used in the HVAC industry, and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measurement of financial performance under GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDA as an alternative to operating or net income, determined in accordance with GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with GAAP, as an indicator of cash flows, or as a measure of liquidity. Set forth below is an unaudited reconciliation of net income to EBITDA.

	Year ended December 31,
	2001	2002	2003	2004	2005
	(in millions)
Net income	$53.6	$65.8	$87.4	$47.7	$24.9
Income tax expense (benefit)	0.2	1.9	1.7	(5.1)	15.8
Interest expense, net	72.8	46.2	26.1	12.5	74.2
Depreciation and amortization	23.5	20.6	14.8	18.9	37.7

EBITDA	$150.1	$134.5	$130.0	$74.0	$152.6

(3)	EBITDA for each of the years ended December 31, 2003, 2004 and 2005 was affected by the charges set forth below:

	Year ended December 31,
	2003	2004	2005
	(in millions)
Non-recurring transaction expenses(a)	—	$68.8	—
Non-recurring, non cash charge in connection with inventory step-up(b)	—	$4.4	$39.6
Non-recurring product-related expense accrual(c)	$15.0	$(10.0)	—
Monitoring fee(d)	—	—	$2.0
Non-recurring supplemental incentive bonuses	—	$4.0	—

(a)	Non-recurring transaction expenses represent expenses attributable to incentive compensation fees and transaction fees incurred in the fourth quarter of 2004.

(b)	Non-recurring, non-cash charge in connection with inventory step-up represents non-recurring expenses incurred in the fourth quarter of 2004 and the first quarter of 2005 related to the effect of the inventory valuation step-up resulting from the Acquisition.

(c)	Represents the establishment of a reserve for a non-recurring product-related expense accrual and the subsequent partial reversal of such reserve in September 2004.

(d)	Represents the adjustment for the annual monitoring fee to Apollo.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(4)	For purposes of calculating the ratio of earnings to fixed charges, “earnings” represents income before taxes less capitalized interest, plus amortization of capitalized interest and fixed charges. “Fixed charges” include interest expense (including amortization of debt issuance costs), capitalized interest, and the portion of operating rental expense which management believes is representative of the interest component of rent expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We participate in the HVAC industry. We are the second largest domestic manufacturer of residential and light commercial heating and air conditioning products based on unit sales. Founded in 1975 as a manufacturer of flexible duct, we expanded into the broader HVAC manufacturing market in 1982. Since then, we have continually expanded our product offerings and maintained our core competency of manufacturing high-quality products at low costs. Our growth and success can be attributed to our strategy of providing a high-quality, competitively priced product that is designed to be reliable and easy-to-install.

Beginning in 2001, we undertook a number of measures to strategically reposition our business. These included the following actions:

•	opening 22 new company-operated distribution centers in 2004 and 17 new company-operated distribution centers in 2005;

•	implementing improved practices in manufacturing and distribution;

•	upgrading personnel and information systems; and

•	reducing damaged and excess inventory during the three-year period ended December 31, 2003.

These actions resulted in substantial growth of our net income during the five-year period ended December 31, 2005 and the generation of cumulative operating cash flow of $534.3 million between January 1, 2001 and December 31, 2005.

While the overall impact of these actions was positive, we estimate a negative impact on our operating profit and our EBITDA of $4.2 million and $3.3 million for the years ended December 31, 2003 and 2004, respectively, due to costs and losses of margin resulting from the strategic actions set forth above. We do not believe that operating profit and EBITDA for the year ended December 31, 2005 were adversely affected by these actions. For a definition of EBITDA, see footnote 2 in Item 6, “Selected Financial Data.”

The full impact of our expanded distribution network is not reflected in our financial results for the year ended December 31, 2005, as the locations opened during 2005 have not been open for a full year.

Acquisition

On December 23, 2004, we were acquired by affiliates of Apollo, our senior management and certain trusts associated with members of the Goodman family. In connection with the Acquisition, the Seller sold all of its equity interest in its subsidiaries as well as substantially all of its assets and liabilities for $1,477.5 million plus a working capital adjustment of $29.8 million. The Acquisition was financed with the net proceeds of a private offering of senior unsecured notes, borrowings under our senior secured credit facilities and $477.5 million of equity contributions by affiliates of Apollo, the Goodman family trusts and certain members of senior management, which consisted of $225.0 million of our parent’s Series A preferred stock and $252.5 million of our parent’s common stock. The Goodman family trusts and members of senior management have invested approximately $101.0 million and $18.2 million, respectively. In exchange for the Equity Contribution, affiliates of Apollo, the Goodman family trusts and certain members of our senior management received a combination of our parent’s common stock and our parent’s Series A preferred stock.

The Acquisition was recorded as of December 23, 2004, in accordance with Statement of Financial Accounting Standard, or “SFAS,” No. 141, Business Combinations, and Emerging Issues Task Force, or “EITF,” 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities have been recorded at fair value for the interests acquired and estimates of assumed liabilities by the new investors and at the carrying basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors. Under EITF 88-16, we revalued the net assets at the acquisition date to the extent of the new investors’ ownership of 79%. The remaining 21% ownership is accounted for at the continuing investors’ carrying basis of the company. An adjustment of $144.6 million to record this effect is included as a reduction of shareholders’ equity. The excess of the purchase price over the historical basis of the net assets acquired has been applied to adjust net assets to their fair market values to the extent of the new investors’ 79% ownership, with the remainder of $339.8 million allocated to goodwill. The increase in basis of the assets will result in non-cash charges in future periods, principally related to the step-up in the value of property, plant and equipment and intangible assets.

As a result of the step-up in the tax basis of assets, we expect to realize a substantial amount of incremental annual tax deductions over the next 14 years.

Markets and Sales Channels

We manufacture and market an extensive line of heating, ventilation and air conditioning products for the residential and light commercial markets in the United States and Canada. These products include split-system air conditioners and heat pumps, gas furnaces, package units, air handlers, package terminal air conditioners, evaporator coils and accessories. Essentially all of our products are manufactured and assembled at facilities in Texas, Tennessee and Arizona and are distributed through over 700 distribution points across North America.

Our products are manufactured and marketed primarily under the Goodman®, Amana® and Quietflex® brand names. We position Goodman® as a leading residential and light commercial HVAC brand in North America and as the preferred brand for high-quality HVAC equipment at low prices. Our premium Amana® branded products include enhanced features such as higher efficiency and quieter operation. Amana® is positioned as the “great American brand” that outlasts the rest, highlighting durability and long-life. Quietflex® branded products include flexible duct products that are used primarily in residential HVAC markets.

Our customer relationships include independent distributors, installing contractors, national homebuilders and other national accounts. We sell to contractors primarily through our network of independent distributors and company-operated distribution centers. We sell to our independent distribution channel primarily under inventory consignment arrangements. We focus the majority of our marketing on contractors who install residential and light commercial HVAC products. We believe that the contractor is the key participant in a homeowner’s purchasing decision as the contractor is the primary contact for the end user. Given the strategic importance of the contractor, we remain committed to enhancing profitability for this segment of the supply chain while allowing our distributors to achieve their own profit goals. We believe the ongoing focus on the contractor creates loyalty and mutually beneficial relationships between distributors, contractors and us.

Weather, Seasonality and Business Mix

Weather patterns have historically impacted the demand for HVAC products. For example, hot weather in the spring season causes existing older units to fail earlier in the season, driving customers to accelerate replacement of a unit, which might otherwise be deferred in the case of a late season failure. Similarly, unseasonably mild weather diminishes customer demand for both commercial and residential HVAC replacement and repairs. Weather also impacts installation during periods of inclement weather as fewer units are installed due to contractors being delayed or forced to shut down their operations.

Although there is demand for our products throughout the year, in each of the past three years approximately 55% to 58% of our total sales occurred in the second and third quarters of the fiscal year. Our peak production occurs in the first and the second quarters in anticipation of our peak sales quarters.

Costs

The principal elements of cost of goods sold in our manufacturing operations are component parts, raw materials, factory overhead, labor, transportation costs and warranty. The principal component parts, which, depending on the product, can approach up to 60% of our cost of goods sold, are compressors and motors. We have long-standing relationships with high-quality component suppliers such as Emerson and Panasonic. The principal raw materials used in our processes are steel, copper and aluminum. In total, we spent over $212.8 million in 2005 on these raw materials and their cost variability can have a material impact on our results of operations. Shipping and handling costs associated with sales are recorded at the time of the sale. Warranty expense, which is also recorded at the time of sale, is estimated based on historical trends such as incident rates, replacement costs and other factors. We believe our warranty expense, which equaled 2.1% of our net sales in 2005, is less than or equal to the industry average.

In 2004, our operating profit and EBITDA were negatively affected by high raw materials costs. Effective September 1, 2004, we increased prices by up to 5% on the majority of our products in response to increases in commodity costs experienced in 2004. Effective January 1, 2005, we further increased prices up to 7% on our products. Commodity costs have continued to increase. To address these increases, we announced a price increase of 5% effective April 1, 2006 with respect to certain of our products. We believe our price increases will allow us to recapture lost profit margin. A continued high level of commodity prices or a further increase in commodity prices could have a material adverse effect on our results of operations. There can be no assurance that our price increases will not affect demand for our products.

Our cost of goods sold reflects a short-term increase as a result of the purchase accounting treatment of the step-up in basis of inventory as a result of the Acquisition. Consistent with the requirements of purchase accounting, we adjusted the value of our assets and liabilities to their respective estimated fair values as of December 23, 2004. As a result of these adjustments to our asset basis, during the nine days following the Acquisition in 2004 and the year ended December 31, 2005, our cost of goods sold was increased by $4.4 million and $39.6 million in the fourth quarter of 2004 and the first quarter of 2005, respectively, as we recognized the non-cash increase in our inventory value.

Our selling, general and administrative expenses consist of costs incurred to support our marketing, distribution, engineering, information systems, human resources, finance, purchasing, risk management, legal and tax functions. We have historically operated at relatively low levels of SG&A expense as a percentage of sales compared to other large industry participants. Savings from this lean overhead structure allow us to offer an attractive value proposition to our distributors and support our low-priced philosophy throughout the distribution system. In 2004, our selling, general and administrative expenses were negatively affected by approximately $68.8 million of expenses related to the Acquisition.

Depreciation expense is primarily impacted by capital expenditure levels. Historically, we have used the double declining depreciation method for equipment which results in higher depreciation expense in the early years of an asset’s life. Following the Acquisition, equipment is depreciated on a straight line over the assets’ remaining useful lives. Under the rules of purchase accounting, we have adjusted the value of our assets and liabilities to their respective estimated fair values, to the extent of the new investors’ ownership, with any excess of the purchase price over the fair market value of the net assets acquired allocated to goodwill. As a result of these adjustments to our asset basis, our depreciation and amortization expenses increased.

Interest expense, net consists of interest expense, net of interest income and gains or losses on the related interest rate derivative instruments. In addition, interest expense includes the amortization of the financing costs associated with the Transactions. On January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities.

Other income (expense), net consists of gains and losses on the disposals of assets and miscellaneous income or expenses.

Income taxes

The Seller and most of its subsidiaries historically elected S corporation or partnership status for income tax purposes. Accordingly, most income in the historical periods was taxed directly to the Seller’s shareholders. The Seller typically made cash distributions to its shareholders to pay those taxes. Following the Transactions, we are taxed at the corporate level and we will be recording an income tax obligation at a rate comparable to the federal and state statutory rates, which we estimate will be approximately 38.5%. As a result of the Transactions, there was a significant step-up in the tax basis of our assets, significantly reducing our cash tax payments from what they would have been and otherwise will be without such deductions. For our taxable year ended December 31, 2005, the amount of tax deductions resulting from such step-up that we claimed for income tax purposes exceeded $60 million.

At December 31, 2005, we had a valuation allowance of $3.4 million against certain net operating loss carryforwards. We believe that the remaining deferred tax assets at December 31, 2005, amounting to $76.5 million, are realizable through carrybacks, future reversals of existing taxable temporary differences, and future taxable income. Uncertainties that affect the ultimate realization of deferred tax assets include the risk of not having future taxable income. These factors have been considered in determining the valuation allowances.

The accounting treatment for tax assets associated with the deductions from the step-up in the tax basis and our other tax positions as well as the valuation allowances reflect our judgment that it is more likely than not that our positions will be respected and the reported assets will be realized. However, if such positions are challenged, then, to the extent they are not sustained, the expected benefits will not be fully realized.

Employees

We utilize a combination of full-time, hourly and temporary workers in our manufacturing facilities. The number of people working in these facilities varies based on the level of production. We believe there is an adequate pool of temporary workers near our significant manufacturing facilities to address peak production periods.

As of December 30, 2005, approximately 1,495 employees were members of a collective bargaining unit, representing approximately 30% of our full-time employees. The collective bargaining agreement expires in December 2009. We believe we have good relations with our employees.

Critical Accounting Policies and Estimates

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Many of the estimates require us to make significant judgments and assumptions. Actual results could differ from our estimates and could have a significant impact to our consolidated results of operations, financial position and cash flows. We consider the estimates used to account for warranty liabilities, self-insurance reserves and contingencies, rebates and the impairment of long-lived assets and goodwill as our most significant judgments.

We base many of our assumptions on our historical experience, recent trends and forecasts. We develop our forecasts based upon current and historical operating performance, expected industry and market trends, and expected overall economic conditions. Our assumptions about future experience, cash flows and profitability require significant judgment since actual results have fluctuated in the past and are expected to continue to do so.

Warranties

We offer a variety of standard and extended warranties on our products. Provisions for warranties are made at the time revenues are recognized. These reserves are based on estimations derived from historical failure rates, estimated service costs and historical trends. In addition, when new products are introduced, we consult with engineering, manufacturing and quality control personnel to determine the initial warranty expense. On a quarterly basis, we reevaluate the estimated liability related to the installed units still under warranty based on updated failure rates and will, at times, adjust our warranty reserve. We do not discount this liability when making this calculation.

We also sell extended warranty contracts for certain of our products with terms of up to 10 years. Revenues from extended warranty contracts are deferred and amortized on a straight-line basis over the terms of the contracts. Expenses relating to obtaining and servicing these contracts are expensed as incurred.

Self Insurance Reserves and Contingencies

We self-insure worker’s compensation, product liability, general liability, vehicle liability, group health and physical damage up to certain stop-loss amounts. We work with our claims administrator to estimate our self-insurance expenses and liabilities. The expense and liabilities are determined based on historical company claims information, as well as industry factors and trends in the level of such claims and payments. Our self-insurance reserves, calculated on an undiscounted basis, as of December 31, 2004 and December 31, 2005, represent the best estimate of the future payments to be made on incurred claims reported and unreported for 2005 and prior years. We maintain safety and injury prevention programs that are designed to improve the work environment, and as a result, reduce the incident rate and severity of our various self-insured risks. Actual payments for claims reserved may vary depending on various factors including the development and ultimate settlement of reported and unreported claims. Non-routine litigation and other uninsured contingencies require significant judgment and not all risks are insured.

Rebates and Advertising Co-op Expenditures

We offer multiple rebate programs to our national accounts, contractors and builders as inducement to encourage utilization of Goodman® and Amana® branded equipment across replacement and new construction markets. These rebates are part of our volume and new construction incentive programs. In addition, we offer a variety of rebate programs to our independent distributors to encourage distributors to pass on lower equipment costs to contractors, in order to drive market share expansion.

Rebates are accrued based on sales. For certain rebates, the accrual rate is impacted by estimates of the customer’s ability to reach targeted purchase levels. Rebates paid or credited to independent distributors, contractors and homebuilders are netted against revenues in accordance with the provisions of EITF Number 01-9, Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor’s Products).

Co-op marketing expenditures are funds reserved for cooperative marketing programs between us and our distributors. These expenditures are reflected in selling costs because they are based on an annual marketing plan whereby the distributor commits to spending the funds on marketing and advertising our products.

Impairment of Long-lived Assets other than Intangibles

We conduct periodic reviews for idle and under-utilized equipment and facilities and review business plans for possible impairment implications. If an impairment were detected, these costs would be expensed in the same period. Historically, no significant impairment charges have been recorded.

Impairment of Goodwill

Goodwill is the excess cost of an acquired company over the amounts assigned to assets acquired and liabilities assumed. Effective January 1, 2002, with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would indicate the carrying amount could be impaired. Impairment testing for goodwill is done at the reporting unit level, which is one level below the business segment level. Under the criteria set forth by SFAS No. 142, we have two reporting units based on the structure in place as of December 23, 2004. Goodwill was allocated to these reporting units based on the net assets acquired. An impairment charge generally would be recognized when the carrying amount of the reporting unit exceeds the estimated fair market value of the reporting unit. We have performed our annual test as of October 1, 2005 and determined that no impairment exists.

Identifiable Intangible Assets

The values assigned to amortizable intangible assets are amortized to expense over their estimated useful lives and are reviewed for potential impairment. The estimated useful lives are based on an evaluation of the circumstances surrounding each asset, including an evaluation of events that may have occurred that would cause the useful life to be decreased. In the event the useful life would be considered to be shortened, or if the asset’s future value were deemed to be impaired, an appropriate amount would be charged to amortization expense. Future operating results and residual values could therefore reasonably differ from the our current estimates and could require a provision for impairment in a future period. Indefinite lived intangible assets are reviewed along with other long-lived assets for impairment.

The values assigned to our identifiable intangible assets were determined using the income approach, whereby the fair value of an asset is based on the present value of its estimated future economic benefits. This approach was considered appropriate, as the inherent value of these intangible assets is their ability to generate current and future income. The key assumption in using this approach is the identification of the revenue streams attributable to these assets based on budgeted future revenues.

At the time of the Acquisition, we assigned a value of approximately $11 million to a particular renewable sales contract. During the fourth quarter of 2005, a decision was made not to renew this agreement before its expiration. As a result, the net balance of this intangible, approximately $10.3 million, was taken as a charge to the income statement in December 2005. We do not believe the expiration of the agreement had a material effect on the company.

Results of Operations

The following table sets forth, as a percentage of net sales, our statement of operations data for the years ended December 31, 2003, 2004 and 2005:

	Year ended December 31,
	2003	2004	2005
Consolidated statement of operation data:
Sales, net	100.0%	100.0%	100.0%
Cost of goods sold	76.7%	77.8%	79.4%
Selling, general and administrative expenses	12.4%	11.5%	10.9%
Transaction—related costs	—	5.2%	—
Depreciation and amortization	1.3%	1.4%	2.4%

Operating profit	9.6%	4.1%	7.3%
Interest expense, net	2.2%	0.9%	4.7%
Other income	—	(0.1)%	—

Earnings before taxes	7.4%	3.3%	2.6%
Provision for (benefit from) income taxes	0.1%	(0.4)%	1.0%

Net income	7.3%	3.6%	1.6%

December 31, 2005 Compared to December 31, 2004

Sales, net. Net sales for the year ended December 31, 2005, were $1,565.4 million, a $247.8 million, or 18.8%, increase from $1,317.6 million for the year ended December 31, 2004. Approximately 49% of the sales increase was driven by volume growth in our equipment and PTAC products. This growth is attributable to an extended cooling season and the increased demand as a result of the transition to the 13 SEER minimum efficiency standard, effective January 23, 2006. Additionally, we benefited from the 22 and 17 company-operated distribution centers that were opened in 2004 and 2005, respectively. The remaining 51% of the sales increase was attributable to the September 2004 and January 2005 price increases and increased sales on our other non-equipment products.

Cost of goods sold. Cost of goods sold for the year ended December 31, 2005, was $1,243.4 million, a $219.0 million, or 21.4%, increase from $1,024.4 million for the year ended December 31, 2004. Cost of goods sold increased primarily due to higher sales volumes and the result of the purchase accounting treatment of the step-up in basis of inventory as a result of the Acquisition. During the nine days following the Acquisition in 2004 and the year ended December 31, 2005, our cost of goods sold was increased by $4.4 million and $39.6 million, respectively, as we recognized the non-cash increase in our inventory value. Excluding the impact of the inventory valuation step-up, costs of goods sold as a percentage of net sales decreased from 77.4% for the year ended December 31, 2004 to 76.9% for the year ended December 31, 2005.

Selling, general and administrative. Selling, general and administrative expenses for the year ended December 31, 2005, were $170.1 million, a $50.5 million, or 22.9%, decrease from $220.6 million for the year ended December 31, 2004. Selling, general and administrative expenses for the year ended December 31, 2004 were negatively affected by $68.8 million of Transaction-related expenses, which was partially offset by a one-time $10.0 million adjustment of previously established, non-recurring product-related expense accruals. Excluding the non-recurring Transaction-related expenses and the adjustment of the product-related expense accruals, selling, general and administrative expenses for the year ended December 31, 2005, increased $8.3 million, or 5.1%, from $161.8 million for the year ended December 31, 2004. Selling, general and administrative expenses for 2004 and 2005 increased as a result of additional company-operated distribution locations and higher sales volumes. As a percentage of sales, selling, general and administrative expenses in 2005 were 10.9% of net sales compared to 12.3% of net sales for 2004, adjusted for these one-time charges described above.

Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2005, were $37.7 million, an $18.8 million increase from $18.9 million for the year ended December 30, 2004. The increase was primarily due to $9.6 million in amortization of identifiable intangibles recorded as part of the Acquisition and a $10.3 million impairment charge in the fourth quarter for the remaining value of a non-renewed sales contract.

Operating profit. Operating profit for the year ended December 31, 2005, was $114.2 million, a $60.5 million, or 112.7%, increase from $53.7 million reported for the year ended December 31, 2004. Operating profit for the year ended December 31, 2005, was negatively impacted by the $39.6 million non-recurring, non-cash charge incurred in connection with the step-up in inventory basis, as described above. In addition, operating profit for the year ended December 31, 2004, was negatively impacted by the $68.8 million of Transaction-related expenses and a $4.4 million non-recurring, non-cash charge related to the step-up in inventory described above, partially offset by the one-time $10.0 million adjustment to product-related expense accruals. Operating profit, excluding these charges, would have increased $36.7 million in 2005 as compared to 2004. This increase is due primarily to higher sales volume, partially offset by increases in depreciation and amortization as a result of the Transactions.

Interest expense. Interest expense for the year ended December 31, 2005, was $74.2 million, an increase of $61.7 million from $12.5 million reported for the year ended December 31, 2004. Interest expense increased as a result of both the debt incurred in connection with the Transactions and higher short-term interest rates compared to the prior year.

Provision for income taxes. The income tax provision for the year ended December 31, 2005, was $15.8 million, an increase of $20.8 million compared to an income tax benefit of $5.0 million for the same period in 2004. The increase was the result of the predecessor’s organizational structure comprised primarily of flow-through entities such as partnerships and S corporations, which resulted in most of the predecessor’s operations being taxable directly to the shareholders instead of the company and the tax effect of the Transaction-related expenses.

December 31, 2004 Compared to December 31, 2003

Sales, net. Net sales for the year ended December 31, 2004, were $1,317.6 million, a $124.9 million, or 10.5%, increase from $1,192.7 million in the year ended December 31, 2003. The higher sales were driven by growth in our independent and company-operated distribution channels, which increased approximately 14% and 11%, respectively. This organic growth was driven by a changing product mix and increased unit sales due to favorable market conditions within our industry, continuation of contractor recruiting efforts, and the expansion of our company distribution network. In addition, our 5% price increase, effective September 1, 2004, contributed to our higher sales. This increase was offset by the unfavorable impact to sales due to (i) severe hurricanes and other tropical weather systems that impacted the southeastern United States in August and September of 2004 and (ii) lost Quietflex sales as a result of an inability to secure insulation after startup difficulties to produce this component in-house. We estimate a negative operating profit or EBITDA impact of $6.2 million and $2.4 million, respectively, as a result of these weather conditions and startup difficulties.

Cost of goods sold. Cost of goods sold, excluding related depreciation and amortization, for the year ended December 31, 2004, of $1,024.4 million increased by $109.1 million, or 11.9%, from $915.3 million for the year ended December 31, 2003. This increase was primarily due to higher sales volume and significant raw material price increases primarily in steel, copper and aluminum. Additionally, transportation costs increased primarily due to irregular supply of raw materials, higher fuel prices and changes in Department of Transportation regulations. We also incurred a $4.4 million non-recurring expense in the fourth quarter of 2004 related to the effect of the inventory valuation step-up resulting from the Acquisition as the related acquired inventory was sold. Cost of goods sold as a percentage of net sales increased to 77.8% for the year ended December 31, 2004 from 76.7% in 2003. This increase was primarily the result of rising commodity costs.

Selling, general and administrative. Selling, general and administrative expenses for the year ended December 31, 2004, of $220.6 million increased by $72.9 million, or 49.4%, from $147.7 million for the year ended December 31, 2003. During the fourth quarter of 2004, in connection with the Transactions, we incurred expenses attributable to incentive compensation and transaction fees of $68.8 million. The remaining increase in selling, general and administrative expenses was primarily due to one-time supplemental incentive bonuses in the amount of $4.0 million. In addition, human resource expenses, such as recruiting, relocation and severance, and other start-up expenses related to new company-operated distribution center openings, were higher as we met our expanded company-operated distribution centers’ staffing requirements and continued the upgrading of staff throughout the company, a process that our new management team began in 2001. These increases were offset by an adjustment of previously established non-recurring product related expense accruals.

Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2004, of $18.9 million increased by $4.0 million, or 26.8%, from $14.9 million for the year ended December 31, 2003. Depreciation and amortization expenses increased primarily due to an increase in capital expenditures related to product and information technology enhancements.

Operating profit. Operating profit for the year ended December 31, 2004, of $53.7 million decreased by $61.2 million, or 53.3%, from $114.9 million for the year ended December 31, 2003. The decrease in operating profit was due primarily to expenses incurred in connection with the Transactions recorded in the fourth quarter, mentioned above, totaling approximately $73.2 million. Operating profit excluding these charges would have increased over 2003. This increase was primarily due to the benefit of the above-referenced adjustment of previously established non-recurring product-related expense accruals and higher sales volumes, which were partially offset by higher incentive compensation accruals, human resource expenditures and the weather conditions and startup difficulties described above. Profit from organic sales growth was largely offset by the effect of higher raw materials, transportation, selling and administrative costs.

Interest expense, net. For the year ended December 31, 2004, interest expense decreased by $13.6 million to $12.5 million as compared to $26.1 million for the year ended December 31, 2003, primarily due to lower average debt outstanding, lower average short-term interest rates and a favorable impact from our interest rate derivatives. Average debt declined by approximately $94.3 million. Also, in November 2003, we refinanced our debt, reducing the variable interest rate spread by 50 basis points.

Provision for (benefit from) income taxes. Income tax benefit for the year ended December 31, 2004 was $5.0 million as compared to income tax expense of $1.7 million for the year ended December 31, 2003. During 2004, we recorded an income tax benefit to establish a deferred tax asset for federal income purposes on the consolidated operations of the successor company. Prior to 2004, most of our operations were taxable directly to the shareholders since we were an S corporation at the parent level.

Liquidity, Capital Resources and Off-balance Sheet Arrangements

As of December 31, 2005, we had cash and cash equivalents of $23.8 million and working capital of $228.8 million, excluding current maturities of long-term debt of $3.5 million, and the ability to borrow $137.8 million under our revolving credit facility. We have funded, and expect to continue to fund, operations through cash flows generated by operating activities and borrowings under our revolving credit facility.

Operating activities. For the year ended December 31, 2005, we generated $105.5 million of cash from operations compared to $18.6 million of cash used in operations in 2004 and $150.8 million of cash generated from operations in 2003. Cash from operations during 2004 was negatively impacted by approximately $68.8 million of non-recurring Transaction-related expenses. In addition, 2004 accounts payable and accrued expenses decreased due to the timing of production-related expenses. Additionally, cash from operations was less in 2004 than 2003 due to prior years’ initiatives to reduce overall working capital. Cash flow from operations in 2005 increased from 2004 due primarily to higher net income generated from our higher sales volume, partially offset by higher interest expense associated with the debt incurred in connection with our Transactions.

Investing activities. For the year ended December 31, 2005, cash used in investing activities was $25.0 million compared to $1,477.7 million and $0.8 million in 2004 and 2003, respectively. In 2004, we used $1,451.5 million of cash relating to the Acquisition. In 2003, we generated $5.0 million of cash from the sale of property, plant and equipment and received a reimbursement of restricted cash of $15.1 million. In addition, we used $4.7 million to purchase life insurance to fund a deferred compensation plan. Capital expenditures totaled $28.8 million, $27.8 million and $16.8 million in 2005, 2004 and 2003, respectively.

Financing activities. In 2005, we used $60.6 million in cash from financing activities, compared to $1,494.7 million in cash provided by financing activities in 2004 and $167.9 million used in 2003. During 2005, we repaid $24.1 million on our revolving credit facility and made payments of $38.6 million on our long-term debt facility. During 2004, we received proceeds of $1,000.0 million from long-term debt and $477.5 million in equity contributions in connection with the Transactions and $83.8 million of other equity contributions prior to the Acquisition. In addition, in 2004 we borrowed $24.1 million under our revolving credit facility. These increases were partially offset by $30.8 million in tax distributions to our shareholders, transaction costs of $21.7 million, deferred financing costs of $34.9 million, and the repayment of $3.0 million in long-term debt. In 2003, we made repayments of long-term debt of $91.5 million, repayments of subordinated debt of $40.0 million and payments on notes payable to related parties of $14.0 million. In addition, we made tax distributions of $11.0 million to our shareholders, a $7.5 million equity adjustment attributable to the sale of the Amana Appliance business and deferred financing charges of $3.4 million relating to our previous credit facility. This facility was terminated in connection with the Transactions.

Post Transactions

Our primary sources of liquidity will continue to be cash flow from operations and borrowings under our revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

We incurred substantial indebtedness in connection with the Transactions. On December 31, 2005, we had $961.4 million of indebtedness outstanding (excluding approximately $37.2 million of letters of credit) and up to $137.8 million of additional debt that may be borrowed under our revolving credit facility.

In connection with the Transactions, we issued $250.0 million in aggregate principal amount of our floating rate notes and $400.0 million in aggregate principal amount of our fixed rate notes and entered into the senior secured credit facilities consisting of a term loan in the principal amount of $350.0 million and a revolving credit facility in an aggregate amount of up to $175.0 million. As of December 31, 2005, we have no revolver borrowings outstanding and the ability to borrow up to $137.8 million of additional indebtedness under our revolving credit facility. The borrowings under the revolving credit facility will be available to fund our working capital requirements, capital expenditures and for other general corporate purposes. Borrowings under the term loan are due and payable in quarterly installments. The term loan amortization payments due before the stated maturity date are nominal. The remaining balance of the term loan will be due and payable in full in 2011. The revolving credit facility is available until 2010.

Our senior secured credit facilities contain various restrictive covenants. They prohibit us from prepaying other indebtedness and they require us to maintain a specified minimum interest coverage ratio and a maximum total leverage ratio. In addition, our senior secured credit facilities, among other things, restrict our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indentures governing the fixed rate notes and the floating rate notes, among other things: (i) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) place restrictions on our ability and the ability of certain of our subsidiaries to pay dividends or make certain payments; and (iii) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. We are currently in compliance with these covenants.

For the years ended December 31, 2003, 2004 and 2005, we spent $16.8 million, $27.8 million and $28.8 million, respectively, on capital expenditures primarily to enhance our products and information technology systems. In 2005, our existing production capacity was increased in certain areas to meet our current growth expectations, and tooling and modifications were required to prepare for the growth expected to result from the change in minimum SEER standards in 2006. In 2006, we expect our capital expenditures to be in the range of $30.0 to $35.0 million. After 2006, capital expenditures are expected to be $20.0 to $25.0 million annually.

Our ability to make scheduled payments of principal of, to pay the interest on, or to refinance our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs over the next 12 to 24 months. Our future liquidity requirements will be for working capital, capital expenditures and general corporate purposes.

Our parent, Goodman Global, Inc., has filed with the SEC a registration statement on Form S-1 in connection with its proposed initial public offering of shares of its common stock by it and certain of its stockholders. Goodman Global, Inc. will not receive any of the proceeds from the sale of common stock by the selling stockholders. Goodman Global, Inc. intends to use the net proceeds of the proposed offering to (i) redeem all of its outstanding Series A preferred stock with an aggregate liquidation preference and accrued and unpaid dividends of approximately $255.6 million; and either (ii)(a) repay a portion to be determined of our term loan under our senior secured credit facilities, (b) redeem a portion to be determined of our fixed rate notes at a price to be determined, plus accrued and unpaid interest, or (c) redeem a portion to be determined of our floating rate notes at a price to be determined, plus accrued and unpaid interest, or some combination thereof.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or “FASB,” issued SFAS No. 151, Inventory Costs—an Amendment of ARB No. 43, Chapter 4. This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of the new standard to have a material effect on our consolidated results of operations and financial position.

In December 2004, FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment, or “SFAS 123(R)”. This standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value based method. SFAS 123(R) is effective for us beginning in 2006. We adopted this standard as of January 1, 2006 and for the year ended December 31, 2006, the effect on the statement of income is expected to be approximately $2.0 million, before tax.

Contractual Obligations and Commitments

The following tables reflects our contractual obligations and commercial commitments as of December 31, 2005. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires our performance pursuant to a funding commitment.

	Payments due by period
	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
	(in millions)
Contractual obligations:
Long-term debt:
Term loan	$311.4	$3.5	$7.0	$7.0	$293.9
Floating rate notes	250.0	—	—	—	250.0
Fixed rate notes	400.0	—	—	—	400.0
Operating leases	64.4	17.3	26.9	14.3	5.9
Related party payments	23.8	2.2	4.4	4.4	12.8
Interest payments	476.1	74.3	145.8	144.9	111.1
Self insurance	10.6	5.8	3.4	1.2	0.2
Pension payments	13.1	1.0	2.2	2.4	7.5
Total contractual obligations	$1,549.4	$104.1	$189.7	$174.2	$1,081.4

Excluded from the foregoing contractual obligations table are open purchase orders at December 31, 2005 for raw materials and supplies used in the normal course of business, supply contracts with customers, distribution agreements and other contracts without express funding requirements.

Contingencies

Various claims, lawsuits and administrative proceedings with respect to commercial, product liability and environmental matters are pending or threatened against us and our subsidiaries arising from the ordinary course of business. We are also subject to various regulatory and compliance obligations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in interest rates, foreign exchange rates and commodity prices. A discussion of our primary market risks are presented below.

Interest Rate Risk. We are subject to interest rate and related cash flow risk in connection with the floating rate notes and borrowings under our senior secured credit facilities. In February 2005, we entered into two interest rate hedges to offset our interest rate risk. We entered into a two-year hedge with a notional amount of $150.0 million and a three-year hedge with a notional amount of $100.0 million. Following these hedging transactions, approximately 68% of our debt is fixed rate in nature.

Foreign Currency Exchange Rate Risk. We conduct our business primarily in the United States. We have limited sales in Canada, which are transacted in Canadian dollars. Other export sales, primarily to Latin America and the Middle East, are transacted in United States dollars. Therefore, we have only minor exposure to global economic and political changes. Sales outside the United States have not exceeded 5% in any of the three years 2003, 2004 or 2005. There has been minimal impact on our operations due to currency fluctuations.

Commodity Price Risk. We are subject to price risk as it relates to our principal raw materials: copper, aluminum and steel. In 2005, we spent over $212.8 million on these raw materials, and their cost variability can have a material impact on our results of operations. In order to enhance price stability, as of February 2005, we entered into commodity hedges for both aluminum and copper, which expired on December 31, 2005.

We continue to monitor and evaluate the prices of our principal raw materials and may decide to enter into hedging contracts in the future.

Our aluminum hedge qualified for the normal purchases and sales exemption, and thus is exempt from the fair value accounting treatment under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The copper hedge was marked-to-market with the resulting gains and losses recognized in earnings.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Goodman Global Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Goodman Global Holdings, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2005, the period December 23, 2004 to December 31, 2004, the period January 1, 2004 to December 22, 2004 (Predecessor), and the year ended December 31, 2003 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goodman Global Holdings, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the year ended December 31, 2005, the period December 23, 2004 to December 31, 2004, the period January 1, 2004 to December 22, 2004 (Predecessor) and the year ended December 31, 2003 (Predecessor) in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

March 9, 2006

Houston, Texas

Goodman Global Holdings, Inc.

Consolidated Balance Sheets

	December 31,
	2005	2004
	(in thousands)
Assets

Current assets:
Cash and cash equivalents	$23,779	$3,856
Restricted cash	2,600	2,600
Accounts receivable, net of allowance for doubtful accounts ($7.8 million in 2005; $8.1 million in 2004)	220,123	160,832
Inventories	303,295	300,971
Deferred tax assets	14,089	—
Other current assets	12,786	14,277

Total current assets	576,672	482,536
Property, plant, and equipment, net	160,549	141,779
Goodwill	391,287	339,842
Identifiable intangibles	416,437	436,316
Deferred tax assets	46,235	106,687
Deferred financing costs	30,357	35,598
Other assets	—	1,837

Total assets	$1,621,537	$1,544,595

Liabilities and shareholders’ equity

Current liabilities:
Trade accounts payable	$156,870	$55,365
Accrued warranty	58,068	59,479
Deferred tax liabilities	—	12,350
Other accrued expenses	82,301	56,081
Current portion of long-term debt	3,500	3,500

Total current liabilities	300,739	186,775
Long-term debt, less current portion	957,875	996,500
Intercompany payable – related party	1,210	—
Revolving credit facility	—	24,135
Other long-term liabilities	6,498	8,938
Common stock, par value $.01, 100 shares authorized, issued, and outstanding	—	—
Accumulated other comprehensive income	2,088	—
Additional paid-in capital	332,913	332,913
Retained earnings (deficit)	20,214	(4,666)

Total shareholders’ equity	355,215	328,247

Total liabilities and shareholders’ equity	$1,621,537	$1,544,595

The accompanying notes are an integral part of the consolidated financial statements.

Goodman Global Holdings, Inc.

Consolidated Statements of Income

	Successor 2005	Successor December 23 to December 31, 2004	Predecessor January 1 to December 22, 2004	Predecessor 2003
	(In thousands)
Sales, net	$1,565,406	$20,285	$1,297,295	$1,192,671
Costs and expenses:
Cost of goods sold	1,243,408	18,471	1,005,955	915,272
Selling, general, and administrative expenses	170,077	7,661	144,145	147,687
Acquisition-related expenses	—	—	68,745	—
Depreciation expense	17,838	549	18,101	14,851
Amortization expense	19,879	237	—	—

Operating (loss) profit	114,204	(6,633)	60,349	114,861
Interest expense	74,213	1,601	10,877	26,381
Interest income	—	—	—	(300)
Other income, net	(706)	—	(1,406)	(331)

Earnings (losses) before taxes	40,697	(8,234)	50,878	89,111
Provision for (benefit from) income taxes	15,817	(3,568)	(1,481)	1,745

Net income (loss)	$24,880	$(4,666)	$52,359	$87,366

The accompanying notes are an integral part of the consolidated financial statements.

Goodman Global Holdings, Inc.

Consolidated Statements of Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total
	(In thousands)
Predecessor
Balance at December 31, 2002	$187	$—	$91,959	$(14,514)	$77,632
Net income	—	—	87,366	—	87,366
Minimum pension liability adjustment	—	—	—	(1,070)	(1,070)
Change in fair value of derivatives	—	—	—	3,649	3,649
Loss on derivative instruments reclassified into earnings	—	—	—	1,261	1,261

Comprehensive income					91,206
Equity contribution adjustment	—	—	(7,544)	—	(7,544)
Distributions	—	—	(11,015)	—	(11,015)

Balance at December 31, 2003	187	—	160,766	(10,674)	150,279
Net income	—	—	52,359	—	52,359
Minimum pension liability adjustment	—	—	—	(591)	(591)
Change in fair value of derivatives	—	—	—	1,335	1,335
Loss on derivative instruments reclassified into earnings	—	—	—	663	663

Comprehensive income					53,766
Equity contribution	—	—	83,790	—	83,790
Distributions	—	—	(30,815)	—	(30,815)

Balance at December 22, 2004	$187	$—	$266,100	$(9,267)	$257,020

Successor
Common stock issued on December 23, 2004 (reflects the new basis of 100 common shares in connection with the acquisition)	$—	$477,500	$—	$—	$477,500
Predecessor basis adjustment	—	(144,587)	—	—	(144,587)
Net loss	—	—	(4,666)	—	(4,666)

Balance at December 31, 2004	—	332,913	(4,666)	—	328,247
Net income	—	—	24,880	—	24,880
Minimum pension liability adjustment, net of tax	—	—	—	(673)	(673)
Foreign currency translation	—	—	—	325	325
Change in fair value of derivatives, net of tax	—	—	—	2,436	2,436

Comprehensive income					26,968
Balance at December 31, 2005	$—	$332,913	$20,214	$2,088	$355,215

The accompanying notes are an integral part of the consolidated financial statements.

Goodman Global Holdings, Inc.

Consolidated Statements of Cash Flows

	Successor 2005	Successor December 23 to December 31, 2004	Predecessor January 1 to December 22, 2004	Predecessor 2003
	(In thousands)
Operating activities
Net income (loss)	$24,880	$(4,666)	$52,359	$87,366

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Adjustments to goodwill	(2,260)	—	—	—
Depreciation	17,838	549	18,018	14,851
Amortization	19,879	4,753	—	—
Deferred tax provision	(5,872)	(3,170)	(2,940)	(163)
Interest accrued on related-party notes	—	—	—	349
Gain on derivatives	—	—	(4,925)	(5,133)
Gain on disposal of assets	(294)	—	(896)	(916)
Amortization of inventory step-up in basis	39,586	—	—	—
Amortization of deferred financing costs	5,241	—	—	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(63,842)	10,209	(21,013)	(9,760)
Inventories	(41,919)	11,369	(41,935)	61,416
Other assets	(3,050)	1,388	21,382	(7,891)
Accounts payable and accrued expenses	115,332	(17,992)	(41,048)	10,688

Net cash provided by (used in) operating activities	105,519	2,440	(20,998)	150,807

Investing activities
Purchases of property, plant, and equipment	(28,806)	—	(27,772)	(16,801)
Proceeds from the sale of property, plant, and equipment	3,810	—	1,106	5,042
Restricted cash	—	—	(100)	15,080
Acquisition, net of cash	—	(1,451,486)	—	—
Other assets and liabilities	39	—	630	568
Purchase of life insurance	—	—	—	(4,700)

Net cash used in investing activities	(24,957)	(1,451,486)	(26,136)	(811)

Financing activities
Proceeds from long-term debt	—	1,000,000	—	—
Repayments of long-term debt	(38,625)	—	(3,000)	(91,521)
Net borrowing (payments) under revolving line facility	(24,135)	24,135	—	—
Principal payments on capital lease obligations	—	—	(266)	(379)
Distributions	—	—	(30,813)	(11,015)
Receipt from intercompany payable – related party	1,210	—	—	—
Equity contribution (adjustment)	—	477,500	83,790	(7,544)
Working capital adjustment	1,330	—	—	—
Other transaction costs	(419)	(21,732)	—	—
Repayment of subordinated debt	—	—	—	(40,000)
Deferred finance charges	—	(34,912)	—	(3,381)
Payment on notes payable to related parties	—	—	(25)	(14,016)

Net cash provided by (used in) financing activities	(60,639)	1,444,991	49,686	(167,856)

Net increase (decrease) in cash	19,923	(4,055)	2,552	(17,860)
Cash at beginning of period	3,856	7,911	5,359	23,219

Cash at end of period	$23,779	$3,856	$7,911	$5,359

Non-cash item: Accrual for purchases of property, plant and equipment	$10,431	$—	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Goodman Global Holdings, Inc.

Notes to Consolidated Financial Statements

1. Nature of Operations

Goodman Global Holdings, Inc., a Delaware corporation (the Company), is the second-largest U.S. manufacturer of heating, ventilation, and air-conditioning (HVAC) products for residential and light commercial uses based on unit sales. The Company’s activities include engineering, manufacturing, and marketing of an extensive line of heating, air-conditioning, and related products in the United States and in certain international markets. Branded products manufactured and marketed by the Company include primarily Goodman®, Amana®, and Quietflex®. The company sells its products to numerous types of customers, including distributors, installing contractors, national accounts and original equipment manufacturers with no single customer accounting for more than 7% of consolidated 2005 net revenues. Less than 5% of the 2005 consolidated revenues were derived from external customers outside the United States.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. As the Company’s consolidated financial information is reviewed by the chief decision makers, and the business is managed under one operating and marketing strategy, the Company operates under one reportable segment. Long-lived assets outside the United States have not been significant.

Basis of Presentation

On December 23, 2004, the Company was acquired under an Asset Purchase Agreement (the Agreement) by affiliates of Apollo Management L.P. (Apollo), Company senior management and certain trusts associated with members of the Goodman family (the Goodman Trusts) (the Acquisition). Under the Agreement, Goodman Global Holdings, Inc., a Texas corporation, sold all of its equity interest in its subsidiaries as well as substantially all of its assets and liabilities for $1,477.5 million plus a working capital adjustment of $29.8 million. The Acquisition was financed with the net proceeds of a private offering of senior unsecured notes, borrowings under a new senior secured credit facility, and $477.5 million of equity contributions by affiliates of Apollo, the Goodman Trusts, and certain members of senior management. The Goodman Trusts and members of senior management have invested approximately $101.0 million and $18.2 million, respectively. This equity contribution was in exchange for equity in our parent, Goodman Global, Inc., which was in turn contributed to the Company as common equity. The financial statements for the year ended December 31, 2004, have been presented to reflect the Company prior to the Acquisition (Predecessor) and subsequent to the Acquisition (Successor).

The Acquisition was recorded as of December 23, 2004, in accordance with SFAS No. 141, Business Combinations, and Emerging Issues Task Force (EITF) 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities have been recorded at fair value for the interests acquired and estimates of assumed liabilities by the new investors and at the carrying basis for continuing investors.

The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors. Under EITF 88-16, the Company revalued the net assets at the acquisition date to the extent of the new investor’s ownership of 79%. The remaining 21% ownership is accounted for at the continuing investors’ carrying basis of the Company. An adjustment of $144.6 million to record this effect is included as a reduction of stockholders’ equity under the caption “Predecessor basis adjustment”. The excess of the purchase price over the historical basis of the net assets acquired has been applied to adjust net assets to their fair market values to the extent of the new investors’ 79% ownership, with the remainder of $339.8 million allocated to goodwill. The purchase price includes a transaction fee paid to Apollo (see note 7) and other transaction costs of $21.8 million. The increase in basis of the assets has and will continue to result in non-cash charges in future periods, principally related to the step-up in the value of inventory, property, plant, and equipment and intangible assets.

2. Significant Accounting Policies

Restricted Cash and Cash Equivalents

Cash equivalents represent short-term investments with an original maturity of three months or less. At December 31, 2005 and 2004, the restricted cash pertains to the Company’s extended warranty program.

Inventories

Inventory costs include material, labor, depreciation, logistics, and plant overhead. The Company’s inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) method. As a result of the Acquisition, the Company’s 2004 inventory was increased by $44.0 million to reflect the fair value to the extent of the new investors’ ownership of in process and finished goods inventory. As of December 31, 2005, this fair market value adjustment has been effectively reversed as the related inventory was sold and replaced by manufactured inventory valued at cost. The impact to our statement of income was an increase to our cost of goods sold of $39.6 million and $4.4 million during the twelve months ended December 31, 2005 and the nine day period ended December 31, 2004, respectively.

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost less accumulated depreciation. As a result of the Acquisition, the Company’s property, plant, and equipment has been increased by $44.7 million to reflect the fair value to the extent of the new investors’ ownership. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. Buildings are depreciated using the straight-line method over the estimated useful lives of the assets, which is 39 years. Prior to the Acquisition, equipment was depreciated using the double-declining balance method over the estimated useful lives of the assets, which range from 3 to 15 years. Following the Acquisition, equipment is depreciated on a straight-line basis over the assets’ remaining useful lives. The effect is not material in the Successor consolidated financial statements.

Interest attributable to construction in progress assets is capitalized. For the twelve months ended December 31, 2005, the Company capitalized $0.9 million in interest and none in prior years.

Impairment of Long-lived Assets

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. The statement establishes the accounting for impairment of long-lived assets other than goodwill. The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on a quoted market price or the fair value based on various valuation techniques. The adoption of the statement did not have an impact on the Company.

Deferred Financing Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the period the related debt is anticipated to be outstanding.

Identifiable Intangible Assets

The values assigned to amortizable intangible assets are amortized to expense over their estimated useful lives and are reviewed for potential impairment. The estimated useful lives are based on an evaluation of the circumstances surrounding each asset, including an evaluation of events that may have occurred that would cause the useful life to be decreased. In the event the useful life would be considered to be shortened, or if the asset’s future value were deemed to be impaired, an appropriate amount would be charged to amortization expense. Future operating results and residual values could therefore reasonably differ from the Company’s current estimates and could require a provision for impairment in a future period. Indefinite lived intangible assets are reviewed along with other long-lived assets for impairment.

At the time of the acquisition the Company assigned a value of approximately $11.0 million to a particular renewable sales contract. During the fourth quarter of 2005, a decision was made not to renew this agreement before its expiration. As a result, the net balance of this intangible, approximately $10.3 million, was taken as a charge to the income statement in the fourth quarter of 2005.

Amounts allocated to identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Trade names	Indefinite
Customer relationships	40 years
Technology	10 years
Contracts	15 years

Absent an impairment charge, the amortization related to the amortizable intangible assets in the aggregate will be approximately $8.9 million per year over the next five years. Additionally, there will be a continuing effect beyond five years.

The useful life of our customer relationships was determined based on the total life of a distributor. Factors that contribute to this total life are the nature of the relationship with these distributors, the quality of the service and merchandise that we provide, the territorial preferences given to these distributors and the low turn over rates.

Identifiable intangible assets at December 31, 2005 and 2004, consists of the following (in thousands):

	2005 Gross	Accumulated Amortization & Impairment	2005 Net
Intangible assets subject to amortization:
Customer relationships	$291,560	$7,468	$284,092
Technology	15,760	1,615	14,145
Contracts	11,033	11,033	—

Total intangible assets subject to amortization	318,353	20,116	298,237
Total indefinite-lived trade names	118,200	—	118,200

Total identifiable intangible assets	$436,553	$20,116	$416,437

	2004 Gross	Accumulated Amortization	2004 Net
Intangible assets subject to amortization:
Customer relationships	$291,560	$180	$291,380
Technology	15,760	39	15,721
Contracts	11,033	18	11,015

Total intangible assets subject to amortization	318,353	237	318,116
Total indefinite-lived trade names	118,200	—	118,200

Total identifiable intangible assets	$436,553	$237	$436,316

Goodwill

Goodwill is the excess of the cost of an acquired company over the amounts assigned to assets acquired and liabilities assumed. Effective January 1, 2002, with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would indicate the carrying amount could be impaired. Impairment testing for goodwill is done at the reporting unit level, which is one level below the business segment level. Under the criteria set forth by SFAS No. 142, the Company has 2 reporting units based on the structure in place as of December 23, 2004. Goodwill was allocated to these reporting units based on the net assets acquired. An impairment charge generally would be recognized when the carrying amount of the reporting unit exceeds the estimated fair market value of the reporting unit. The Company performed its annual test as of October 1, 2005 and determined that no impairment exists.

Fair Value of Financial Instruments

Financial instruments include cash equivalents, accounts receivable, accounts payable, revolving loans payable, long-term debt, and interest rate swap agreements. Management believes the fair value of cash equivalents, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The fair value of revolving loans payable and long-term debt is estimated based on anticipated interest rates that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors, and arms length trades for debt securities, which are traded. The fair value of long-term debt is estimated to approximate the carrying amount at December 31, 2005. Interest rate swaps are recorded at fair value.

Revenue Recognition

Revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, sale price is fixed and determinable, and collectibility is reasonably assured. Revenues are recorded net of rebates to certain distributors, contractors and builders. These rebates relate to several programs and are designed to stimulate sales of the Company’s products. Provisions are made for warranties at the time revenues are recognized. Costs associated with shipping and handling of the Company’s products is included in costs of goods sold.

The Company consigns certain products to independent distributors. Product inventories shipped on consignment terms are maintained under a bonded warehousing arrangement on the premises of independent distributors. Revenues and cost of sales are recognized at the time consigned inventory is sold by the independent distributor to a third party.

Trade and Other Receivables

The Company’s receivables are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The customer’s financial position is periodically reviewed and no collateral is required. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company estimates its allowance for doubtful accounts based on historical collection trends, type of customer, the age of outstanding receivables, and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances, and the allowance is adjusted accordingly. The Company does not have significant credit risk concentrations and historically has not experienced significant losses related to its receivables.

A rollforward of the allowance for doubtful accounts as of December 31, follows:

	2005 Successor	2004 Predecessor	2003 Predecessor
	(In thousands)
At the beginning of the year	$8,130	$2,850	$3,995
Current-year accruals	9,367	9,414	3,145
Current-year write-offs	(9,702)	(4,134)	(4,290)

At the end of the year	$7,795	$8,130	$2,850

Warranty Costs

Warranty costs are accrued at the time of sale based on estimated future warranty claims. The Company’s estimated future warranty claims are determined based on historical failure rates and other factors. The Company also sells extended warranty contracts for certain of its products with terms of up to ten years. Revenues from extended warranty contracts are deferred and amortized on a straight-line basis over the term of the contracts. Expenses related to obtaining and servicing these contracts are expensed as incurred.

A rollforward of the liabilities for warranties as of December 31, follows:

	2005 Successor	2004 Predecessor	2003 Predecessor
	(In thousands)
At the beginning of the year	$59,479	$61,366	$62,685
Current-year accruals	32,503	34,145	34,087
Current-year uses	(33,914)	(36,032)	(35,406)

At the end of the year	$58,068	$59,479	$61,366

Accrued Self-insured Insurance Reserves

The Company is self-insured up to certain stop-loss amounts for workers’ compensation, product liability, general liability, auto liability, group health, and physical damage. The expense and liabilities are determined based on historical company claims information, as well as industry factors and trends in the level of such claims and payments. Our self-insurance reserves, calculated on an undiscounted basis, as of December 31, 2005 and 2004, represent the best estimate of the future payments to be made on incurred claims reported and unreported. Based on historical payment patterns, the Company expects payments of undiscounted ultimate losses related to workers’ compensation as of December 31, to be made as follows (in thousands):

2006	$5,830
2007	2,404
2008	1,007
2009	762
2010	446
Thereafter	170

Total	$10,619

Stock Compensation Plans

The Predecessor issued stock appreciation rights to certain key employees. The underlying intrinsic value of the rights was based on the financial performance of the Company and was accrued to expense over the vesting period of the rights. The plan was terminated on December 22, 2004, and all shares vested as a result of the Acquisition of the Company. The Company recognized $36.0 million and $5.9 million in compensation expense for the periods ended December 22, 2004 and December 31, 2003, respectively. The predecessor shareholders contributed $83.8 million to the Predecessor to fund the payments related to the termination of the stock appreciation rights and other Acquisition-related costs during 2004.

After the Acquisition, the Company’s parent, Goodman Global, Inc., adopted the 2004 Stock Option Plan. Under this plan, as amended, 633,052 shares of the authorized but unissued shares of common stock of Goodman Global, Inc. have been reserved for issuance. The plan permits the grant of options to purchase shares of common stock to eligible employees, consultants, and directors. On December 23, 2004, the Company granted approximately 458,000 options with a grant price of $40.00 per share. On March 1, 2005, the Company granted approximately 60,500 options with a grant price of $40.00 per share. On April 18, 2005 and May 2, 2005, the Company granted approximately 2,000 options and 1,000 options, respectively, each with a grant price of $40.00 per share. The vesting period for the options granted between December 23, 2004 and May 2, 2005 will be in equal installments through 2008 for 50% of the options, with the remaining 50% vesting as certain performance measures are met through the eighth anniversary of the grant date. On December 29, 2005, the Company granted approximately 94,500 options with a grant price of $110 per share. The vesting period of these options will be in equal installments through 2009. Subsequent to year end, the Company has amended certain options granted on December 23, 2004 to provide that the installment, which would otherwise become vested with respect to the fiscal year 2009 upon attaining certain financial performance targets, shall become vested upon consummation of an initial public offering. The amendment also allows for the payment of the exercise price through the surrender of previously owned shares of common stock of Goodman Global, Inc. This amendment is expected to have an impact of approximately $0.7 million on the statement of income for the year ended December 31, 2006.

The Company accounts for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB 25) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, as amended. Under APB 25, no stock-based compensation cost is reflected in net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the estimated market value of the stock on the date of grant. The compensation expense that would have been recognized on a pro-forma basis, consistent with SFAS No. 123 for the year ended December 31, 2005 would have been $1.1 million, net of tax. Due to the time period these options were outstanding during 2004, any compensation expense that would have been recognized on a pro-forma basis, consistent with SFAS No. 123, would not have been significant.

Pensions and Other Postretirement Benefits

The Company accounts for its defined benefit pension plans and its defined benefit postretirement medical plan in accordance with SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, respectively. These standards require that amounts recognized in the financial statements be determined on an actuarial basis. Significant assumptions involved in determining the Company’s pension and other postretirement benefit expense include the expected return on plan assets, expected healthcare cost and the discount rate for calculating future liability. The assumed long-term rate of return on assets is applied to a calculated value of plan assets which results in an estimated return on plan assets that is included in current year pension income or expense. Adjustments to the minimum pension liability are recorded in other comprehensive income.

Research and Development

Research and development costs are charged to expense as incurred. Research and development expense was $8.8 million, $8.0 million, and $7.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Income Taxes

Prior to the Acquisition, income of the Company, except for a small portion of the Company’s operations, was reported for federal and state income tax purposes by the former shareholders. Generally, the Company made distributions to these shareholders to fund such taxes. Subsequent to the Acquisition, the Successor Company reports the consolidated operations of the Company for federal and state income tax purposes. For operations subject to income taxes, the Company uses the liability method of accounting for taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when such differences reverse.

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. The Company performs this evaluation at least quarterly and at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at December 31, 2005, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the schedule reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If actual future taxable income is different from the estimates, the Company’s results could be affected.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $2.5 million, $2.0 million, and $1.7 million for the years ended December 2005, 2004, and 2003, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4. (SFAS 151) This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the new standard will not have a material effect on the consolidated results of operation and financial position of the Company.

In December 2004, FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123(R)). This standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) is effective for the Company beginning in 2006. The Company adopted this standard as of January 1, 2006 and for the year ended December 31, 2006, the effect on the Statement of Income is expected to be approximately $2.0 million.

Reclassifications

Certain reclassifications have been made in the prior year’s consolidated financial statements to conform to the current-year presentation.

Derivatives and Hedging Activities

SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

3. Significant Balance Sheet Accounts

Inventories as of December 31, consist of the following:

	2005	2004
	(In thousands)
Raw materials and parts	$29,125	$28,161
Finished goods	274,170	272,810

	$303,295	$300,971

Property, plant, and equipment as of December 31, consist of the following:

	Useful Lives in Years	2005	2004
		(In thousands)
Land	—	$12,162	$13,153
Buildings and improvements	5 – 39	55,465	53,181
Equipment	3 – 10	83,041	68,292
Construction-in-progress	—	27,335	7,702

		178,003	142,328
Less: Accumulated depreciation		(17,454)	(549)

		$160,549	$141,779

Other accrued expenses as of December 31, consist of the following significant items:

	2005	2004
	(In thousands)
Accrued rebates	$21,682	$15,067
Accrued self insurance reserves	17,970	19,207
Other	42,649	21,807

	$82,301	$56,081

Accumulated other comprehensive loss consists of the following (in thousands):

	Minimum Pension Liability	Cumulative Transition Adjustment	Change in Fair Value of Derivatives	Acquisition	Foreign Currency Translation	Total
Predecessor
December 31, 2002	$(6,326)	$(6,349)	$(1,839)	$—	$—	$(14,514)
Net Change During 2002	(1,070)	1,261	3,649	—	—	3,840

December 31, 2003	(7,396)	(5,088)	1,810	—	—	(10,674)
Net Change Through December 22, 2004	(591)	663	1,335	9,267	—	10,674

December 22, 2004	(7,987)	(4,425)	3,145	9,267	—	—

Successor
December 23, 2004	—	—	—	—	—	—
Net Change Through December 31, 2004	—	—	—	—	—	—

December 31, 2004	—	—	—	—	—	—

Net Change Through December 31, 2005	(673)	—	2,436	—	325	2,088

December 31, 2005	$(673)	$—	$2,436	$—	$325	$2,088

4. Business Combinations

The following table summarizes the estimated fair values of the assets and liabilities as of December 23, 2004, the date of the Acquisition, and as of December 23, 2005, following the finalization of the purchase price allocation (in thousands):

	Purchase Price Allocation at December 23, 2004	Adjustments	Purchase Price Allocation as of December 23, 2005
Current assets	$515,118	$(3,221)	$511,897
Property, plant, and equipment	142,328	—	142,328
Deferred taxes	88,618	(41,800)	46,818
Intangible assets	436,552	—	436,552
Deferred finance costs	35,715	—	35,715
Other assets	1,837	(519)	1,318
Goodwill	339,842	51,445	391,287

Total assets acquired	1,560,010	5,905	1,565,915

Current liabilities	187,060	5,905	192,965
Other liabilities	8,902	—	8,902
Debt	1,031,135	—	1,031,135

Total liabilities assumed	1,227,097	5,905	1,233,002

Net assets acquired	$332,913	$—	$332,913

Management estimated the fair value of the acquired assets and liabilities using several generally accepted valuation techniques. Trade names, customer relationships, technology and other contracts were valued using the income approach, whereby the fair value of an asset is based on the present value of its estimated future economic benefits. Tangible assets were valued using the cost approach, or if a ready market for similar assets could be identified and relied upon, the market approach. The cost approach measures fair value as the cost to construct or replace the asset with another asset of like utility. The market approach establishes fair value based on recent sales of comparable property. The acquired trade names consist principally of the “Goodman” and “Amana” trade names. During the one-year purchase price allocation period, the Company made adjustments to the purchase price allocation estimated as of December 23, 2004. These adjustments primarily related to the realizability of accounts receivable, liabilities of the Predecessor Company, and adjustments to the deferred tax assets.

The Company recorded significant goodwill, as a result of the estimated value of the assembled workforce and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. It is expected that most goodwill recorded in the acquisition is deductible for income tax purposes.

Unaudited pro forma operation results of the Company assuming the Acquisition was completed on January 1, 2004 and 2003, is summarized as follows (in thousands):

	Year ended December 31,
	2004	2003
Sales	$1,317,580	$1,192,671
Net income (loss)	$15,508	$(19,144)

5. Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands):

		2004
	Year Ended December 31, 2005	December 23 to December 31 Successor	January 1 to December 22 Predecessor	Year Ended December 31, 2003
Current expense (benefit):
U.S.
Federal	$19,156	$(28)	$(645)	$313
State	2,533	(370)	1,345	1,389

Total U.S.	21,689	(398)	700	1,702
Foreign	—	—	759	206
Total current	21,689	(398)	1,459	1,908

Deferred expense (benefit):
U.S.
Federal	(5,338)	(3,170)	(2,940)	—
State	(534)	—	—	(163)

Total U.S.	(5,872)	(3,170)	(2,940)	(163)
Foreign	—	—	—	—

Total deferred	(5,872)	(3,170)	(2,940)	(163)

Total provision for income taxes	$15,817	$(3,568)	$(1,481)	$1,745

A reconciliation between the provision for (benefit from) income taxes and income taxes computed by applying the statutory rate is as follows (in thousands):

		2004
	Year Ended December 31, 2005	December 23 to December 31 Successor	January 1 to December 22 Predecessor	Year Ended December 31, 2003
Tax provision at statutory rate at 35%	$14,244	$(2,882)	$17,807	$31,190

Add (deduct):
State income tax	1,999	(240)	1,345	1,389
Goodwill and other permanent items	136	—	69	451
Change in valuation allowance	—	—	2,276	(2,176)
Items not taxed at corporate level	—	—	(20,138)	(29,315)
Foreign taxes at rates other than 35% and miscellaneous other	(562)	(446)	(2,840)	206

	$15,817	$(3,568)	$(1,481)	$1,745

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2005	2004
	(In thousands)
Deferred tax assets:
Accrued liabilities	$13,308	$1,414
Identifiable intangible assets	37,553	45,217
Goodwill	23,694	74,651
Net operating loss carryforward	5,328	11,130
Less: Valuation allowance	(3,358)	(3,941)

	76,525	128,471
Deferred tax liabilities:
Inventory	—	(16,934)
Property, plant, and equipment	(16,201)	(17,200)

	(16,201)	(34,134)

Total deferred tax asset	$60,324	$94,337

Deferred tax assets were decreased by a net $41.8 million to adjust the Acquisition purchase price allocation to reflect that SFAS No. 109, Accounting for Income Taxes, does not allow tax assets attributable to goodwill in a business combination. Additionally, the deferred tax asset was decreased by approximately $1.0 million as the result of the tax effect of the minimum pension liability and change in fair market value of the derivatives.

The effective tax rate is impacted by numerous factors that may result in variations from the U.S. federal statutory tax rate, including the mix of income earned in the various U.S. federal and state and Canadian federal and provincial jurisdictions. Prior to December 22, 2004, the organizational structure was comprised mainly of flow-through entities such as partnerships and an S corporation at the parent level, and the effective tax rate varied from the statutory rate because most of the operations of the Company was taxable directly to the shareholders.

The Acquisition included the purchase of stock of certain corporations for which tax attributes carried over. At the time of the Acquisition, one of the companies acquired had a net operating loss carryforward of $15.8 million, which expires beginning in 2014 through 2019. Of this amount, $8.7 million is subject to the Separate Return Limitation Year (SRLY) provisions and therefore, may only be utilized to offset prospective income earned by the particular SRLY subgroup. The Acquisition caused an Ownership Change pursuant to Internal Revenue Code section 382. Thus, the $15.8 million net operating loss is also subject to an annual limitation. The Company has calculated the cumulative loss allowable under IRC section 382 to approximate $10 million. However, given the SRLY limitation, and that the prospective income of the SRLY subgroup is uncertain, the Company has a valuation allowance of $3.4 million to offset the $8.7 million SRLY net operating loss at December 31, 2005.

The Company does not believe that a valuation allowance is warranted on the remaining deferred tax assets, as it is more likely than not that these deferred tax assets will be realized.

For the twelve months ended December 31, 2005, 2004, and 2003 the Company paid taxes of $8.0 million, $1.8 million, and $2.1 million, respectively.

Deferred income taxes have not been provided for on unremitted foreign earnings reinvested abroad. Currently, we do not expect these unremitted earnings to reverse and become taxable to us in the future. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.

6. Long-Term Debt

Long-term debt as of December 31, consists of the following:

	2005	2004
	(In thousands)
Senior Floating Rate Notes	$250,000	$250,000
Senior Subordinated Notes	400,000	400,000
Term credit facility	311,375	350,000
Revolving credit facility	—	24,135
Current maturities	(3,500)	(3,500)

Total long-term debt (including revolving credit facility), less current maturities	$957,875	$1,020,635

On December 23, 2004, in connection with the Acquisition, the Company issued $250.0 million in aggregate principal amount of its senior floating rate notes, maturing in 2012, and $400.0 million in aggregate principal amount of its 7 7/8% senior subordinated notes, maturing in 2012, in a private placement under Rule 144A and Regulation S of the Securities Act (Note Offering). The senior floating rate notes under the Note Offering bear interest at LIBOR plus 3%. This rate was 7.49% as of December 31, 2005.

In connection with the Note Offering, the Company also entered into senior secured credit facilities consisting of a term loan in the principal amount of $350.0 million and a revolving credit facility in an aggregate amount of up to $175.0 million, with staggered maturities through December 23, 2011 (2004 Facility). The 2004 Facility is secured by substantially all of the assets of the Company and provides for term loan and revolving borrowings at LIBOR, plus a margin based upon a financial ratio as specified in the agreement. The borrowing rate for the 2004 Facility was 6.38% as of December 31, 2005. The Company had unused revolving credit under the 2004 Facility of $137.8 million at December 31, 2005. Outstanding commercial and standby letters of credit issued under the 2004 Facility totaled $37.2 million as of December 31, 2005.

As a result of the Note Offering and 2004 Facility, the Company incurred financing charges of approximately $35.7 million. These costs have been capitalized on the consolidated balance sheet, and are amortized over the maturity of the notes.

The Note Offering and 2004 Facility contain financial and operating covenants with which the Company must comply during the term of the agreement, including maintaining certain financial ratios, restricting the incurrence of certain indebtedness and investments, and creating or permitting the existence of certain liens.

All of the existing and future restricted U.S. subsidiaries of the Company (other than AsureCare Corp., a Florida corporation) will guarantee its floating rate notes and fixed rate notes. The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. There are currently no significant restrictions on the ability of the Company to obtain funds from its subsidiaries by dividend or loan. The Company’s parent’s and the non-guarantor subsidiaries’ independent assets, revenues, income before taxes, and operating cash flows in total are less than 3% of the consolidated total. The separate financial statements of the guarantors are not included herein because (i) the subsidiary guarantors have fully and unconditionally, jointly and severally guaranteed the senior floating rate notes and the senior subordinated notes, and (ii) the aggregate assets, liabilities, earnings, and equity of the subsidiary guarantors is substantially equivalent to the assets, liabilities, earnings, and equity of the Company on a consolidated basis. As a result, the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material.

Also, as a result of the Acquisition, the revolving line and term credit agreement (the 2003 Agreement) dated November 21, 2003, among the Company and a lender group, which provided $400 million in senior secured credit facilities (the 2003 Facilities) was eliminated. The 2003 Facilities consisted of a $150 million revolving credit facility, which includes a $40 million letter of credit, and a $30 million swing line facility, expiring November 21, 2008, and $250 million of term loan facilities with staggered maturities through November 21, 2009. The 2003 Agreement provided for term loan and revolving borrowings under the 2003 Facilities at either LIBOR or an alternative base rate, plus a margin based upon a financial ratio as specified in the 2003 Agreement. The borrowing rate for the swing line cannot exceed the alternative base rate. The borrowing rates were 3.25% and 4.75% as of December 31, 2003 and 2002, respectively. The 2003 Agreement was secured by substantially all of the assets of the Company.

Future scheduled maturities of the Note Offering and 2004 Facility at December 31, 2005, are as follows (in thousands):

2006	$3,500
2007	3,500
2008	3,500
2009	3,500
2010	3,500
Thereafter	943,875

Total	$961,375

Interest paid was $62.6 million, $15.0 million, and $28.1 million during December 31, 2005, 2004, and 2003, respectively. See Note 10 regarding derivative instruments.

Amana Appliance Company, L.P. (Amana), which was an affiliate of the Company through common ownership, sold substantially all of its assets and liabilities to Maytag Corporation and Maytag Worldwide, N.V. (Maytag), on July 31, 2001, for estimated net proceeds of approximately $285.2 million in cash and 500,000 registered shares of common stock of Maytag Corporation. The proceeds of the sale were contributed to the Company. A promissory note, with a balance at the time of approximately $159.2 million from Amana in favor of the Company, was deemed repaid. Excess proceeds of $136.3 million were treated as an equity contribution. The contribution was subject to adjustment based upon the final determination of the adjusted working capital as of the closing date of the transaction. During 2003, a final determination was made, resulting in a reduction to the equity contribution of $7.5 million.

7. Related-party Transactions

During 2001, the Company issued junior subordinated notes of $40.0 million to various shareholders and related entities. The note proceeds were used to pay amounts owed under the prior credit facilities. The junior subordinated notes were repaid in November 2003. Interest expense incurred and paid on the notes was $-0- million, $-0- million, and $4.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Prior to the Acquisition, there were notes payable to related parties that represented notes to limited partners of the Company and a related party bearing interest at competitive variable rates. Interest expense incurred on the notes for the years ended December 31, 2005, 2004, and 2003 was $-0- million, $-0- million, and $.5 million, respectively. Interest paid was $-0- million, $-0- million, and $9.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.

As part of the transaction costs in 2004, the Company paid Apollo a one-time transaction fee of $20.0 million for structuring the transaction. The Company also has an agreement with Apollo for an annual monitoring fee. This agreement also provides that in the event of a change in control or initial public offering, Apollo may elect to receive a lump sum payment in lieu of the annual monitoring fee. The annual monitoring fee is the greater of $2.0 million or 1% of the Company’s earnings before interest, taxes, depreciation and amortization as defined in the agreement and is for a twelve year period. During 2005, the Company paid $2.0 million to Apollo for the annual monitoring fee.

During 2005, the Company paid $0.2 million to a related party for an operating lease.

8. Leases

The Company leases vehicles, computer and office equipment, and office and warehouse facilities from various third parties that are accounted for as operating leases and have expiration dates through 2011.

The Company also leases a warehouse facility under an operating lease with shareholders of the Company. The lease expires in 2014.

Future minimum lease payments under operating leases as of December 31, 2005, are as follows (in thousands):

	Third Party	Related Party
2006	$17,301	$198
2007	14,418	198
2008	12,496	198
2009	9,461	198
2010	4,875	198
Thereafter	5,909	776

Total	$64,460	$1,766

Rent expense on the operating leases was $18.4 million, $14.1 million, and $11.5 million for the years ended December 31, 2005, 2004, and 2003, respectively.

9. Employee Benefit Plans

401(k) plans

The Company sponsors two 401(k) savings plans, with one covering all nonunion employees of the Company and one covering union employees of the Company who have completed a requisite term of service. Nonunion employees of the Company may defer up to 17% of their salaries and wages with the Company matching 100% of amounts deferred, up to a maximum matching contribution of 6% of the employee’s salary or $3,000. Union employees may defer up to 17% of their salaries and wages with the Company matching 50% of amounts deferred, up to a maximum matching contribution of 3% of the employee’s salary or $4,500. Employer-matching contributions for all plans were approximately $2.9 million, $3.3 million, and $2.8 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Pension and other employee benefit plans

The Company sponsors a defined benefit plan, which covers union employees who have both attained age 21 and completed one year of service. The Company has 1,495 employees who are members of the collective bargaining unit, representing approximately 30% of the Company’s employees. Effective December 14, 2002, the defined benefit plan was amended to freeze participation for all employees except those hired on or before December 14, 2002. Benefits are provided at stated amounts based on years of service, as defined by the plan. Benefits vest after completion of five years of service. The Company’s funding policy is to make contributions in amounts actuarially determined by an independent consulting actuary to fund the benefits to be provided. Plan assets consist of primarily equity and fixed-income securities.

The funded status of the plan is as follows:

	Pension Benefits
	2005	2004	2003
	(In thousands)
Benefit obligation at beginning of year	$26,804	$24,952	$21,123
Service cost	474	446	450
Interest cost	1,546	1,519	1,458
Actuarial losses	170	780	2,690
Benefit payments	(944)	(893)	(769)

Benefit obligation at end of year	$28,050	$26,804	$24,952

Fair value of plan assets at beginning of year	$20,272	$19,039	$16,990
Actual return on plan assets	742	1,437	2,818
Employer contributions	1,482	689	—
Benefit payments	(944)	(893)	(769)

Fair value of plan assets at end of year	$21,552	$20,272	$19,039

Funded status of the plan	$(6,498)	$(6,532)	$(5,913)

Unrecognized amounts:
Prior service cost	—	—	570
Net losses	1,096	—	7,397
Adjustment required to recognize minimum liability	(1,096)	—	—

Total	—	—	7,967

Net prepaid (accrued) benefit cost	$(6,498)	$(6,532)	$2,054

Components of net periodic benefit expense:
Service cost	$474	$446	$450
Interest cost	1,546	1,519	1,458
Expected return on plan assets	(1,667)	(1,581)	(1,493)
Net amortization of prior service cost	—	383	345

Net periodic benefit expense	$353	$767	$760

Weighted-average assumptions as of December 31:
Discount rate	5.75%	6.00%	6.25%
Expected long-term rate of return on plan assets	8.25%	8.50%	9.00%

The intangible asset related to the pension plan was $0 as of December 31, 2005 and $0.5 million as of December 31, 2004.

The Company does not anticipate making a contribution to the plan during 2006. The Company expects to pay benefits related to its pension plan over the next five years and in the aggregate for the five years thereafter as follows (in thousands):

2006	$1,006
2007	1,062
2008	1,112
2009	1,169
2010	1,243
2011-2014	$7,550

The weighted-average asset allocation for the Company’s pension plan assets as of December 31, 2005 and 2004, as well as the target allocation for the year ended December 31, 2006, follows:

	2005	2004	Target 2006 Allocation
Equities	59%	63%	65%
Fixed income	40%	30%	30%
Cash equivalents	1%	7%	5%

Total	100%	100%	100%

The investment strategy for pension plan assets is to utilize a diversified blend of equity and fixed income portfolios to earn a long-term investment return that meets or exceeds the long-term expected rate of return for actuarial purposes of 8.25%. Active investment management strategies are used to measure each investment portfolio’s returns and risk levels against applicable market indices.

To develop the expected long-term rate of return on assets assumption, the Company considers the historical returns and the future expectations for returns for each asset category, as well as the target asset allocation of the pension portfolio and the effect of periodic rebalancing.

The Company also provided unfunded postretirement benefits for union employees, covering medical benefits. The collective bargaining agreement was renegotiated in December of 2004 and these postretirement medical benefits were terminated in the new collective bargaining agreement that expires December 2009. Employees were eligible for these benefits when they reached age 55 and had completed five years of service with the Company. As of the date of termination, the plan had one participant who was grandfathered into the plan, therefore any disclosures subsequent to the end of 2004 are not deemed material.

	Other Postretirement Benefits
	2004	2003
	(In thousands)
Benefit obligation at beginning of year	$4,432	$3,967
Service cost	184	200
Interest cost	213	252
Actuarial losses	(796)	21
Benefit payments	(29)	(8)
Plan curtailments	(3,960)	—

Benefit obligation at end of year	44	4,432

Unrecognized amounts:
Net losses	31	(1,523)

Accrued benefit cost	$75	$2,909

Components of net periodic benefit:
Service cost	$184	$200
Interest cost	213	252
Net amortization of prior gains	11	46
Curtailment gain	(3,214)	—

Net periodic cost (benefit)	$(2,806)	$498

Weighted-average assumption as of December 31:
Discount rate	6.00%	6.25%

The annual assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation starts at 10% in 2003 and declines ratably to 5% in 2015, remaining constant thereafter. The assumed healthcare cost trend rates will not have a significant effect on the amounts reported for healthcare plan due to the termination of the plan.

10. Accounting for Derivative Instruments

During the first quarter of 2005, the Company entered into interest rate swaps with a notional amount of $250.0 million to manage variable rate exposure on the floating rate debt that expire in 2007 and 2008. These interest rate derivative instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, allows changes in the fair market value of these hedged instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that received hedge accounting. Any ineffectiveness, which generally arises from minor differences between the terms of the swap and terms of the underlying hedged debt, would be recorded in other income, net in the statement of income. Any such differences, for the year ended December 31, 2005 were immaterial.

Prior to the Acquisition, the Company had $75 million notional amount of interest rate swaps, cancelable swaps, caps, floors, and collars to manage variable interest rate exposure on their floating rate debt. Approximately $25 million of the Company’s floating rate debt was designated as hedged items to an interest rate swap agreement prior to the Acquisition of the Company in December of 2004. This interest rate swap was designated as a cash-flow hedge and has been highly effective during the periods ended December 22, 2004 and December 31, 2003. Ineffectiveness, which generally arises from minor differences between the terms of the swap and the terms of the underlying hedged debt, is recorded in interest expense and was not material during the periods ended December 22, 2004 and December 31, 2003. The remaining cancelable swaps, caps, floors, and collars have not been designated as hedging instruments and, during the periods ended December 22, 2004, and 2003, the Company recognized a gain of $4.7 million and $5.1 million, respectively, related to these derivatives. This amount is included in interest expense in the consolidated statements of income of the predecessor company.

During 2005, the Company also entered into a derivative commodity instrument related to its copper supply with a notional amount of approximately $44.7 million. This hedge was marked to market in cost of sales and it expired on December 31, 2005. Other current assets reflects a receivable from our counterparty in the amount of $1.3 million.

11. Contingent Liabilities

In October 2003, the Consumer Product Safety Commission staff issued a preliminary determination that a discontinued design of certain Package Terminal Air Conditioner/Heat Pump (PTAC) units manufactured by one of the Company’s subsidiaries presents a substantial product hazard under the Consumer Product Safety Act, requiring corrective action. In September of 2004, the Company implemented a voluntary corrective action plan (CAP) under which the Company will provide a new thermal limit switch to commercial/institutional PTAC owners. Installation of such switch will be at the commercial/institutional owners’ expense, except in special and limited circumstance (e.g., financial hardship, etc.). Under the CAP, the Company agreed to pay the cost of installing the replacement switch for any individual homeowner having a PTAC unit in their residence. The Company has established a reserve that it believes to be adequate with respect to this matter based on current evaluations and its experience in these types of matters. As of December 31, 2005, the Company had a reserve balance of $1.8 million for future claims against the CAP. Nevertheless, future developments could require material changes in the recorded reserve amount.

In December 2001, over 70 Hispanic workers filed suit against certain subsidiaries of the Company in the U.S. District Court for the Southern District of Texas alleging employment discrimination, retaliation, and violations of the Fair Labor Standards Act. The Equal Employment Opportunity Commission has since intervened in the lawsuit on the plaintiffs’ behalf. The Company’s insurers have agreed to defend the Company against these allegations and indemnify the Company for any pecuniary losses incurred. The Company does not believe that this litigation will have a material adverse effect on its business.

As part of the equity contribution associated with the sale of Amana in July 2001, the Company agreed to indemnify Maytag for certain product liability, product warranty, and environmental claims. In light of these potential liabilities, the Company has purchased insurance that the Company expects will shield it from incurring material costs to such potential claims.

Pursuant to a March 15, 2001 Consent Order with the Florida Department of Environmental Protection, or FDEP, Pioneer Metals, Inc., or Pioneer, is continuing to investigate and pursue, under FDEP oversight, the delineation of groundwater contamination at and around the Pioneer facility in Fort Pierce, Florida. Remediation has not begun. The contamination was discovered through environmental assessments conducted in connection with a Goodman subsidiary’s acquisition of the Fort Pierce facility in 2000, and was reported to FDEP, giving rise to the Consent Order.

The ultimate cost for the investigation, remediation and monitoring of the site cannot be predicted with certainty due to the variables relating to the contamination and the appropriate remediation methodology, the evolving nature of remediation technologies and governmental regulations, and the inability to determine the extent to which contribution will be available from other parties, all of which factors are taken into account to the extent possible in estimating potential liability. A reserve appropriate for the probable remediation costs, which are reasonably susceptible to estimation, has been established.

Based on analyses of currently available information it is probable that costs associated with the site will be $1.0 million. Therefore, we have reserved $1.0 million as of December 31, 2005, although it is possible that costs could exceed this amount by up to approximately $2.8 million. Management believes any liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial position as such obligations could be satisfied over a period of years. Nevertheless, future developments could require material changes in the recorded reserve amount.

Notably, this contamination predated Pioneer’s involvement with the Fort Pierce facility and Pioneer has not caused or contributed to the contamination. Accordingly, Pioneer is pursuing litigation against former owners of the Fort Pierce facility in an attempt to recover its costs. At this time we cannot estimate probable recoveries from this litigation.

The Company is party to a number of other pending legal and administrative proceedings, and is subject to various regulatory and compliance obligations. The Company believes that these proceedings and obligations will not have a materially adverse effect on its consolidated financial condition, cash flows, or results of operations. To the extent required, the Company has established reserves that it believes to be adequate based on current evaluations and its experience in these types of matters. Nevertheless, an unexpected outcome in any such proceeding could have a material adverse impact on the Company’s consolidated results of operations in the period in which it occurs. Moreover, future adverse developments could require material changes in the recorded reserve amounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the “Exchange Act”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. The design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table provides information regarding our executive officers and directors as of the date of this annual report:

Name	Age	Position(s)
Charles A. Carroll	56	President, Chief Executive Officer and Director
Lawrence M. Blackburn	51	Executive Vice President and Chief Financial Officer
Ben D. Campbell	49	Executive Vice President, Secretary and General Counsel
Donald R. King	49	Executive Vice President, Human Resources
Peter H. Alexander	67	Senior Vice President, Independent Distribution
Samuel G. Bikman	37	Senior Vice President, Logistics and Business Development
Gary L. Clark	43	Senior Vice President, Marketing
James L. Mishler	51	President Company Distribution
Terrance M. Smith	56	Senior Vice President and Chief Information Officer
William L. Topper	49	Senior Vice President, Operations
Michael J. Bride	42	Vice President, Sales—Amana
Mark M. Dolan	46	Vice President, Corporate Controller and Treasurer
Laurence M. Berg	39	Director*
Anthony M. Civale	31	Director*
John B. Goodman	42	Director
Steven Martinez	37	Director*

*	Representative of Apollo.

Mr. Charles A. Carroll joined us in September 2001 after having served as President and Chief Executive Officer of Amana Appliances from January 2000 to July 2001, when substantially all of the assets of Amana Appliances were acquired by Maytag Corporation. From 1971 to March 1999, Mr. Carroll was employed by Rubbermaid, Inc. where, from 1993, he held the position of President and Chief Operating Officer.

Mr. Lawrence M. Blackburn joined us in September 2001 after having served as Vice President and Chief Financial Officer of Amana Appliances from February 2000 to July 2001. From April 1983 to August 1999, Mr. Blackburn was with Newell Rubbermaid Inc. and previously Rubbermaid, Inc., where he had most recently been President and General Manager of its wholly owned subsidiary, Little Tikes Commercial Play Systems, Inc.

Mr. Ben D. Campbell joined us in November 2000 as Executive Vice President, Secretary and General Counsel. Mr. Campbell served as Assistant General Counsel of Centex Corporation from 1998 to 2000 and Senior Group Counsel for J.C. Penney Company, Inc. from 1988 to 1998. Prior to that time, he was a partner in the law firm of Baker, Mills & Glast P.C. in Dallas, Texas.

Mr. Donald R. King joined us in November 2000 as Executive Vice President, Human Resources. Prior to joining Goodman, Mr. King was Vice President, Human Resources for the Americas Region of Halliburton Company. Mr. King has over 20 years of experience that spans a variety of industries and Fortune 100 companies, including Ryder Systems, Inc., Aetna Insurance Company, The Prudential and Phillips Petroleum Company.

Mr. Peter H. Alexander has been with the Goodman family of companies for over 20 years in numerous executive level positions with us and Amana. All Amana and Goodman sales personnel responsible for independent distribution, national accounts and residential new construction report to Mr. Alexander.

Mr. Samuel G. Bikman joined us in January 2002 from Compaq, where he was responsible for Worldwide Logistics. The Customer Service, Production Scheduling, Logistics, PTAC Sales and International Sales teams all report to Mr. Bikman.

Mr. Gary L. Clark joined us in April 2002 after four years at Rheem and 14 years at Carrier, where he led their Residential Product marketing efforts. Prior to that time, Mr. Clark worked in the contracting business.

Mr. James L. Mishler joined us in September 2003. Mr. Mishler has over 25 years of marketing, sales, service, distribution, operations and general management experience in the highly competitive major appliance and HVAC industries. Some of his previous affiliations have been with Whirlpool, Frigidaire and Lennox.

Mr. Terrance M. Smith joined us in March 2003. Mr. Smith has over 30 years of business and information technology experience. In his last position, Mr. Smith was the Vice President of Information Systems for Cooper Industries, Ltd.

Mr. William L. Topper joined us in April 2002 after 28 years with Electrolux (Frigidaire), where he had responsibility for all Domestic Refrigeration Production.

Mr. Michael J. Bride joined us in January 2002 after 13 years in the appliance industry, the last seven years of which were with Amana Appliances in numerous sales related positions at the district, regional and national levels.

Mr. Mark Dolan joined us in April 2005 after 12 years with Lennox where he held several senior financial and operations positions. Mr. Dolan was previously with PricewaterhouseCoopers.

Mr. Laurence M. Berg is a senior partner with Apollo Management, L.P. and has been associated with Apollo since 1992. Mr. Berg joined our Board of Directors upon consummation of the Transactions. Mr. Berg is also a director of General Nutrition Centers, Inc., Educate, Inc. and Rent-A-Center, Inc.

Mr. Anthony M. Civale has been associated with Apollo Management, L.P. since 1999 and joined our Board of Directors upon consummation of the Transactions. Mr. Civale was previously a member of the corporate finance division of Deutsche Bank Securities.

Mr. John B. Goodman is the son of our founder, was Chairman of the Board before consummation of the Transactions and has been a member of the Board of Directors since January 1995. Mr. Goodman served as our chief executive officer from 1999 to 2001. Prior to being chief executive officer, Mr. Goodman worked for us in a variety of capacities, including as Manager of International Sales.

Mr. Steven Martinez has been associated with Apollo Management, L.P. since 2000 and joined our Board of Directors upon consummation of the Transactions. Mr. Martinez was previously a member of the Mergers & Acquisitions Group of Goldman, Sachs & Co.

Committees of the Board of Directors

After completion of the proposed initial public offering of its common stock, the board of directors of our parent, Goodman Global, Inc., will have three standing committees: an audit committee, a compensation committee and a nominating/corporate governance committee, each operating under charters that have been adopted by its board of directors. Following the proposed offering, Goodman Global, Inc. will be a “controlled” company pursuant to the rules of the New York Stock Exchange. As a result, it will not be required to have a majority of independent directors on its board of directors or compensation and nominating/corporate governance committees comprised of independent directors. Goodman Global, Inc. is required, however, to have an audit committee with one independent director during the 90-day period beginning on the date of effectiveness of the registration statement filed with the SEC in connection with its proposed initial public offering. After such 90-day period and until one year from the date of effectiveness of the registration statement, Goodman Global, Inc. is required to have a majority of independent directors on its audit committee. Thereafter, Goodman Global, Inc. is required to have an audit committee comprised entirely of independent directors.

Audit Committee

The audit committee currently consists of Messrs. Berg, Martinez and Civale. The duties and responsibilities of the audit committee include recommending the appointment or termination of the engagement of independent accountants, overseeing the independent auditor relationship and reviewing significant accounting policies and controls. The audit committee does not include an “audit committee financial expert” as that term is defined in SEC regulations, however, the board of directors believes that each of the current members of the audit committee is fully qualified to address any issues that are likely to come before the committee, including the evaluation of our financial statements and supervision of our independent auditors.

Upon completion of the proposed initial public offering of its common stock, the board of directors of Goodman Global, Inc. intends to appoint an independent director pursuant to Rule 10A-3 of the Exchange Act to the audit committee. Such director will replace Mr. Berg and will be nominated to serve as chair of the audit committee. Goodman Global, Inc. intends to appoint additional independent directors to its audit committee to replace Messrs.

Civale and Martinez as soon as possible after completion of the proposed offering, but no later than one year after the completion of the offering. At least one of these individuals will satisfy the New York Stock Exchange standard of possessing accounting or related financial management expertise and qualify as an independent “audit committee financial expert” under the Exchange Act.

Compensation Committee

The compensation committee currently consists of Messrs. Berg, Martinez and Goodman. The duties and responsibilities of the compensation committee include reviewing and approving the compensation of officers and directors, except that the compensation of officers serving on any committee is determined by the board of directors. The compensation of all officers other than our president, Charles A. Carroll, is approved by the board of directors based on recommendations by Mr. Carroll and the compensation committee. Mr. Carroll’s compensation is determined by the board of directors upon the recommendation of the compensation committee.

Nominating/Corporate Governance Committee

Goodman Global, Inc. does not currently have a nominating/corporate governance committee. Following the completion of the proposed initial public offering of its common stock, Goodman Global, Inc. intends to form a nominating/corporate governance committee. We expect the duties of the nominating/corporate governance committee to include identifying individuals qualified to become members of the board of directors of Goodman Global, Inc., consistent with criteria approved by its board of directors; overseeing the organization of its board of directors to discharge the board’s duties and responsibilities properly and efficiently; identifying best practices and recommending corporate governance principles, including giving proper attention and making effective responses to shareholder concerns regarding corporate governance; and developing and recommending to its board of directors a set of corporate governance guidelines and principles applicable to the company. We expect other specific duties of the nominating/corporate governance committee to include: annually assessing the size and composition of the board of directors of Goodman Global, Inc.; developing membership qualifications for board committees; monitoring compliance with board and board committee membership criteria; annually reviewing and recommending directors for continued service; coordinating and assisting management and the board in recruiting new members to its board of directors; reviewing governance-related shareholder proposals and recommending board responses; and overseeing the evaluation of its board of directors and management.

An affiliate of Apollo controls a majority of the common stock of our parent, Goodman Global, Inc., and therefore has the power to control our affairs and policies. Apollo also controls the election of the directors of Goodman Global, Inc. and the appointment of management. A majority of the members of the board of directors of Goodman Global, Inc. are representatives of Apollo.

Procedures for Nominations by Stockholders

None.

Board Structure and Compensation

The board of directors of our parent, Goodman Global, Inc. is currently comprised of five directors. Prior to the completion of the proposed initial public offering of its common stock, Goodman Global, Inc. intends to nominate and elect two additional directors, one of whom is expected to be an independent director pursuant to Rule 10A-3 of the Exchange Act and the rules of the New York Stock Exchange, and the other of whom is expected to be associated with Apollo. After completion of the proposed offering, the board of directors of Goodman Global, Inc. will be divided into three classes, each of whose members will serve for staggered three-year terms. Because only one-third of the directors are elected at each annual meeting, two annual meetings of shareholders could be required for the shareholders to change a majority of the board.

The members of the board of directors of Goodman Global, Inc. are reimbursed for their out-of-pocket expenses. Those directors who are not our employees also receive compensation for their service on the board of directors. Upon completion of the proposed initial public offering of the common stock of Goodman Global, Inc., each of the non-employee directors will receive an annual retainer fee of $40,000. These directors will receive a fee of $2,000 for each board meeting attended ($1,000 if telephonic). In addition, each of the non-employee directors, other than Messrs. Berg, Civale, Goodman and Martinez, will receive restricted stock awards under the 2006 Incentive Award Plan of $50,000 at the initial public offering price upon his or her appointment to the board of directors. These restricted stock awards will vest on the first anniversary of such director’s appointment to the board of directors. Each of the non-employee directors may receive annual restricted stock awards under the 2006 Incentive Award Plan to be determined one year after consummation of the initial public offering so long as he or she continues to serve as director of Goodman Global, Inc. The chair of the audit committee will receive an additional $10,000.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee serves, or has served, as an officer or employee of the company or any of our subsidiaries. None of our executive officers serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our board of directors or compensation committee. Messrs. Berg and Martinez are associated with Apollo. An affiliate of Apollo controls a majority of the common stock of our parent, Goodman Global, Inc., and therefore has the power to control our affairs and policies. In addition, Apollo and its affiliates entered into a management agreement with us relating to the provision of certain financial and strategic advisory services and consulting services. See Item 13, “Certain Relationships and Related Transactions.”

Management Equity Buy-in

On December 23, 2004, approximately 10 senior management employees, including Charles A. Carroll and Lawrence M. Blackburn, purchased shares of common stock and shares of preferred stock of our parent, Goodman Global, Inc. The purchase price of the common stock was $40 per share and the purchase price of the preferred stock was $1,000 per share, the same per share purchase price paid by all other investors in connection with the Acquisition. The aggregate amount of such employee purchases was approximately $18.2 million. On April 18, 2005, an additional 15 senior management employees purchased shares of common stock and shares of preferred stock of our parent, Goodman Global, Inc. at a purchase price of $40 per share of common stock and $1,000 per share of preferred stock. The aggregate amount of the April 18 management purchases was approximately $1.2 million. All equity securities purchased by management employees are subject to restrictions on transfer, repurchase rights and other limitations set forth in a management stockholders agreement. See Item 13, “Certain Relationships and Related Transactions.”

Code of Ethics

In connection with its proposed initial public offering, our parent, Goodman Global, Inc. will adopt a code of ethics which will contain legal, ethical and other obligations that will apply to all of our officers and employees. The code of ethics will be filed with the SEC and posted on our website at www.goodmanmfg.com. In the event that we make any amendment to, or grant any waiver of, a provision of the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we intend to disclose such amendment or waiver on our website.

Item 11.	Executive Compensation

The following table sets forth information concerning our compensation for services in all capacities for the year ended December 31, 2005 paid to our chief executive officer and the four other most highly compensated executive officers serving as executive officers as of December 31, 2005.

				Long Term Compensation
		Annual Compensation		Awards	Pay-outs
Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Options / SARs (#)	Long Term Incentive Pay-outs ($)	Other Long Term Compensation (1)	All Other Compensation ($)(2)
Charles A. Carroll	2005	$941,667	$706,250	10,000	—	—	—
President and Chief Executive Officer	2004	$883,333	$2,131,405	100,000	$1,696,000	$17,137,625	$12,369,763

Lawrence M. Blackburn	2005	$407,924	$229,441	10,000	—	—	$624,639
Executive Vice President and Chief Financial Officer	2004	$391,500	$841,406	37,500	$636,000	$5,865,688	$5,159,772

Ben D. Campbell	2005	$333,652	$187,687	5,000	—	—	$122,278
Executive Vice President, Secretary and General Counsel	2004	$319,250	$688,790	25,000	$424,000	$1,780,250	$4,228,502

Donald R. King	2005	$297,951	$167,597	5,000	—	—	$287,642
Executive Vice President	2004	$286,375	$614,635	25,000	$424,000	$1,624,250	$3,773,287

William L. Topper	2005	$342,900	$192,881	5,000	—	—	$31,783
Senior Vice President, Operations	2004	$330,750	$707,693	25,000	$424,000	$1,435,686	$2,302,084

(1)	Includes the remainder of SARs that vested as a result of the Transactions.

(2)	All other compensation for 2005 includes deferred compensation for Messrs. Blackburn, Campbell, King and Topper and 401(k) matching contributions for Messrs. Campbell and King. All other compensation for 2004 includes change of control payments, transaction incentives and bonus payments earned in 2003 but paid in 2004.

The following table shows all grants of options to acquire shares of common stock of Goodman Global, Inc. made to the named executive officers during 2005.

Option Grants in 2005

					Potential realizable value at assumed annual rates of stock appreciation for option term
Name	Number of securities underlying the options granted(1)	% of total options granted to employees in fiscal year	Exercise price per share(2)	Expiration date	5%	10%
Charles A. Carroll	10,000	6.4%	$110	12/29/2015	$691,784	$1,753,117
Lawrence M. Blackburn	10,000	6.4%	$110	12/29/2015	$691,784	$1,753,117
Ben D. Campbell	5,000	3.2%	$110	12/29/2015	$345,892	$876,558
Donald R. King	5,000	3.2%	$110	12/29/2015	$345,892	$876,558
William L. Topper	5,000	3.2%	$110	12/29/2015	$345,892	$876,558

(1)

Each option was granted December 29, 2005 pursuant to the 2004 Stock Option Plan. See “—2004 Stock Option Plan.” Each option is a non-qualified option to purchase shares of Goodman Global, Inc.’s common stock with an exercise price of $110.0 per share. Each of these options is a “time vesting” option that will become vested and exercisable with respect to 25% of the shares covered by the option on each December 22, beginning in 2006 and ending in 2009, so long as the employee continues to provide services to us or one of our subsidiaries through the applicable vesting date. Notwithstanding the foregoing, if our parent, Goodman Global, Inc. does not complete its proposed initial public offering of its common stock on or prior to December 21, 2006, then all of the options granted on December 29, 2005 will be forfeited. The maximum term of these options is ten years. However, subject to certain exceptions, all vested options will generally expire 90 days following the termination of an optionee’s employment. See “—2004 Stock Option Plan.”

(2)	Exercise price is equal to at least the fair market value at the date of grant.

(3)	Potential realizable value is net of exercise price, but before deduction of taxes associated with exercise. A zero percent gain in stock price will result in zero dollars for the optionee. The dollar amounts indicated in these columns are the result of calculations assuming growth rates required by the SEC. These growth rates are not intended to forecast future appreciation, if any, in the price of Goodman Global, Inc.’s common stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

The following table sets forth information for each of the named executive officers regarding the number of shares of common stock of our parent, Goodman Global, Inc., subject to both exercisable and unexercisable stock options, as well as the value of unexercised in-the-money options, as of December 31, 2005. There was no public trading market for the common stock of Goodman Global, Inc., as of December 31, 2005. Accordingly, we have calculated the value of the unexercised in-the-money options at fiscal year end by multiplying the difference between the estimated fair market value of the shares of common stock underlying the options as of December 31, 2005 ($110.0 per share) and the exercise price of the options by the number of shares of common stock underlying the options.

The following table also sets forth information for each of the named executive officers regarding stock options held as of December 31, 2005. No stock options were exercised by the named executive officers during 2005. These options were granted under our 2004 Stock Option Plan.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year-End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles A. Carroll	40,079.5	148,051.5	$2,805,563	$9,663,607
Lawrence M. Blackburn	22,902.5	88,886.5	$1,603,177	$5,522,053
Ben D. Campbell	8,588.5	34,582.5	$601,193	$2,070,777
Donald R. King	8,588.5	34,582.5	$601,193	$2,070,777
William L. Topper	4,580.6	20,777.5	$320,639	$1,104,422

(1)	The value of unexercised in-the-money options has been calculated by multiplying the difference between the estimated fair market value of the shares of common stock underlying the options as of December 31, 2005 ($110.0 per share) and the exercise price of the options by the number of shares of common stock underlying the options. Share numbers are based on exercisability as of December 31, 2005.

Employment Agreements

Our parent, Goodman Global, Inc. has entered into employment agreements with Charles A. Carroll and Lawrence M. Blackburn. The employment agreements each have an initial term of three years with automatic extensions of one year each unless notice is given by either party at least 180 days prior to expiration. The employment agreements provide for the payment of an annual base salary of $900,000 for Mr. Carroll and $397,000 for Mr. Blackburn and for annual bonuses that are payable in the event that certain financial and other performance targets are met. Under the agreements, the executives have each been granted a non-qualified stock option under the 2004 Stock Option Plan to purchase shares of common stock of our parent, Goodman Global, Inc. Each employment agreement provides that the executive shall continue to receive base salary (but not bonus) payments for two years following the executive’s termination of employment under certain circumstances. Each of the employment agreements also contains restrictive covenants providing that the executive will be subject to certain non-competition and non-solicitation restrictions for two years following the executive’s termination of employment.

In addition, Goodman Global, Inc. has amended each of Mr. Carroll’s and Mr. Blackburn’s employment agreements to provide that, effective contingent upon the initial public offering of common stock of Goodman Global, Inc., the executive shall receive an amount equal to two times base salary plus annual target bonus following the executive’s termination of employment under certain circumstances. Additionally, Mr. Carroll’s employment agreement has been amended to provide that, following Mr. Carroll’s termination of employment under certain circumstances, Mr. Carroll and his eligible dependents will receive continued group health benefits through Mr. Carroll’s attainment of age 65.

Goodman Global, Inc. has entered into severance agreements with each of the following executive officers: Ben Campbell, Donald King, William Topper, Samuel Bikman, Gary Clark, James Mishler, Terrance Smith and Peter Alexander. The severance agreements each have an initial term of two years with automatic extensions of one year each unless notice is given by either party at least 90 days prior to expiration of the term. Each severance agreement provides for the payment of base salary (but not bonus) for one year following the executive’s termination under certain circumstances.

In addition, Goodman Global, Inc. has amended the severance agreements with each of the following executive officers: Ben Campbell, Donald King, William Topper, Samuel Bikman, Gary Clark, James Mishler, Terrance Smith and Peter Alexander to provide that, effective contingent upon the initial public offering of common stock of Goodman Global, Inc., the executive shall receive an amount equal to one times base salary plus an annual target bonus following the executive’s termination of employment under certain circumstances.

Goodman Global, Inc. has entered into non-competition agreements with each of the following executive officers: Ben Campbell, Donald King, William Topper, Mark Dolan, Samuel Bikman, Gary Clark, James Mishler, Terrance Smith, Peter Alexander and Michael J. Bride. These non-competition agreements provide that each executive shall be subject to certain non-solicitation and non-competition restrictions for a period of two years following the executive’s termination of employment.

2004 Stock Option Plan

Our parent, Goodman Global, Inc., has adopted the 2004 Stock Option Plan. The 2004 Stock Option Plan is administered by the board of directors of Goodman Global, Inc. (or, if determined by the board, by the compensation committee of the board of Goodman Global, Inc.). Under the 2004 Stock Option Plan, as amended, 633,052 shares of Goodman Global, Inc.’s common stock have been reserved for issuance. The option plan permits the grant of options to purchase shares of common stock to eligible employees, consultants and directors of the company and our subsidiaries. Such options may be non-qualified stock options or, with respect to awards granted to employees, incentive stock options.

Our parent, Goodman Global, Inc., has granted non-qualified options to purchase common stock of Goodman Global, Inc. to certain management employees. The exercise price of the common stock subject to these options is $40.00 per share (which is equal to the purchase price paid in the Acquisition). One-half of the options granted to management employees are time vesting options that will become vested and exercisable in equal annual installments on each December 31 beginning in 2005 and ending in 2008, so long as the optionee continues to provide services to us or one of our subsidiaries as of such anniversary. The other half of the options granted to management employees are performance vesting options that will become vested and exercisable on the eighth anniversary of the date of grant, so long as the optionee continues to provide services to us or one of our subsidiaries as of such date. However, an installment of 20% of each performance vesting option (i.e., 10% of the total shares subject to the non-qualified stock option) will be eligible to become vested and exercisable with respect to each of the fiscal years 2005 through 2009 if we attain certain financial performance targets set forth in the option agreements. All or a portion of the options may become vested and exercisable earlier than scheduled upon certain sales of the assets or capital stock of the company. In addition, certain of the options granted to senior executives have been amended, effective upon the initial public offering of common stock of Goodman Global, Inc., to provide that the installment which would otherwise become vested with respect to fiscal year 2009 upon attaining certain financial performance targets, shall become vested upon the consummation of the offering. In addition, the amendment allows for the payment of the exercise price through the surrender of previously owned shares of common stock.

In addition, on December 29, 2005, Goodman Global, Inc. granted additional non-qualified options to purchase approximately 94,500 shares of its common stock to certain of our management employees. The exercise price of the common stock subject to these options is $110.0 per share. These options are all time vesting options that will generally become vested and exercisable in four equal annual installments on each December 22, beginning in 2006 and ending in 2009, so long as the employee continues to provide services to us or one of our subsidiaries through the applicable vesting date. Notwithstanding the foregoing, if Goodman Global, Inc. does not complete an initial public offering of its common stock on or prior to December 21, 2006, then all of the options granted on December 29, 2005 will be forfeited. The maximum term of these options is ten years. However, all unvested options will automatically expire upon the date of an optionee’s termination of employment. In addition, subject to certain exceptions, all vested options will generally expire 90 days following the termination of an optionee’s employment.

Shares of common stock of our parent, Goodman Global, Inc., acquired under the 2004 Stock Option Plan will be subject to restrictions on transfer, repurchase rights, and other limitations set forth in one or more management stockholders agreements. See, Item 13, “Certain Relationships and Related Transactions.”

2006 Incentive Award Plan

The board of directors and shareholders of our parent, Goodman Global, Inc. have adopted the 2006 Incentive Award Plan. The principal purpose of the 2006 Incentive Award Plan is to promote the success and enhance the value of the company and to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards. The 2006 Incentive Award Plan provides for a variety of such awards, including non-qualified stock options, or “NSOs”, incentive stock options, or “ISOs” (within the meaning of Section 422 of the Internal Revenue Code, or the “Code”), stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance share awards, performance-based awards, stock payment awards, or other stock-based awards. 250,000 shares of common stock of Goodman Global, Inc. are reserved for issuance under the 2006 Incentive Award Plan, plus shares of Goodman Global, Inc.’s common stock that remain available for future option grants under the 2004 Stock Option Plan, which totaled 19,500 on March 15, 2006, plus shares underlying any existing grants under the 2004 Stock Option Plan that are forfeited, will be available for issuance under the 2006 Incentive Award Plan. The maximum number of shares which may be subject to awards granted under the 2006 Incentive Award Plan to any individual in any calendar year is 200,000; provided, that this limitation will not apply prior to the consummation of the initial public offering of common stock of Goodman Global, Inc., and following such consummation, this limitation shall not apply until the earliest of: (a) the first material modification of the 2006 Incentive Award Plan (including any increase in the number of shares reserved for issuance under the 2006 Incentive Award Plan); (b) the issuance of all of the shares of common stock reserved for issuance under the 2006 Incentive Award Plan; (c) the expiration of the 2006 Incentive Award Plan; (d) the first meeting of shareholders at which members of the board of Goodman Global, Inc. are to be elected, which occurs after the close of the third calendar year following the calendar year in which an equity security of Goodman Global, Inc. was registered under Section 12 of the Exchange Act; or (e) such other date required by Section 162(m) of the Code and the rules and regulations promulgated thereunder.

Administration. The 2006 Incentive Award Plan will be administered by the board of directors of Goodman Global, Inc., or its compensation committee if so empowered. The compensation committee if so empowered, may delegate administration to one or more members of the board of directors. The board of directors, or the compensation committee if so empowered, has the power to interpret the 2006 Incentive Award Plan and to adopt such rules for the administration, interpretation and application of the 2006 Incentive Award Plan according to its terms. The board of directors or the compensation committee of Goodman Global, Inc. may also delegate to one or more members of the board or one or more officers of the company the power to designate which non-officer employees of the company shall receive stock awards, and the number of shares of common stock that will be subject to each award, subject to a maximum aggregate number of shares specified by the board of directors or the compensation committee at the time the delegation to the officers is made. However, the board of directors may not delegate to the compensation committee or otherwise, the power to grant stock awards to independent directors.

Grant of Awards. Certain employees, consultants and directors are eligible to be granted awards under the 2006 Incentive Award Plan. The board of directors of Goodman Global, Inc., or its compensation committee if so empowered, determines:

•	which employees, consultants, and directors are to be granted awards;

•	the type of award that is granted;

•	the number of shares subject to the awards; and

•	terms and conditions of such award, consistent with the 2006 Incentive Award Plan. The board of directors, or the compensation committee if so empowered, has the discretion, subject to the limitations of the 2006 Incentive Award Plan and applicable laws, to grant ISOs, NSOs, stock bonuses and rights to acquire restricted stock (except that only our employees may be granted ISOs).

Limitation on ISO Treatment. Even if an option is designated as an ISO, no option will qualify as an ISO if the aggregate fair market value of the stock (as determined as of the date of grant) with respect to all of a holder’s ISOs exercisable for the first time during any calendar year under the 2006 Incentive Award Plan exceeds $100,000. Any option failing to qualify as an ISO will be deemed to be an NSO.

Stock Option Exercise Price. The board of directors of Goodman Global, Inc., or its compensation committee if so empowered, shall set the per share exercise price, subject to the following rules:

•	in the case of ISOs and NSOs, the per share option exercise price shall not be less than 100% of the fair market value of shares of common stock of Goodman Global, Inc. on the grant date; and

•	for any persons owning (within the meaning of Section 424(d) of the Code) more than 10% of the total combined voting power of all classes of capital stock of Goodman Global, Inc. or of any of its subsidiaries, the per share exercise price shall be not less than 110% of the fair market value of the shares of Goodman Global, Inc.’s common stock on the grant date. The fair market value of a share of common stock of Goodman Global, Inc. as of a given date will be determined in good faith by the board of directors of Goodman Global, Inc.

Expiration of Stock Options. The term of an option is set by the board of directors of Goodman Global, Inc., or its compensation committee if so empowered, subject to the following conditions: (1) no option term shall be longer than ten years from the date of grant; and (2) the option term for an ISO granted to a person owning more than 10% of the total combined voting power of all classes of the capital stock of Goodman Global, Inc. shall not exceed five years from the date of grant. Upon termination of an outstanding option holder’s services with us, the holder may exercise his or her options within the period of time specified in the option grant, to the extent that the options were vested at the time of termination. Options granted under the 2006 Incentive Award Plan must be exercised within one year if the holder’s services are terminated due to death or disability, or by the date of expiration of the option as set forth in the option agreement, whichever is earlier.

Other Equity Awards. In addition to stock options, the compensation committee of Goodman Global, Inc. may also grant to certain employees, consultants and directors stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance share awards, performance-based awards, stock payment awards, or other stock-based awards, with such terms and conditions as the board of directors of Goodman Global, Inc. (or, if applicable, its compensation committee) may, subject to the terms of the 2006 Incentive Award Plan, establish. Under the 2006 Incentive Award Plan, performance-based stock awards are intended to comply with the requirements of Section 162(m) of the Code and its underlying regulations, in order to allow these awards, when payable, to be fully tax deductible by us.

Performance Bonus Awards. Under the 2006 Incentive Award Plan, the compensation committee of Goodman Global, Inc. has the authority in its discretion to make performance-based cash bonus payments to our designated employees, including our executive officers, with respect to a specified period (for example, a calendar year). Such bonuses are payable upon the attainment of pre-established performance goals. Such performance goals may relate to one or more corporate business criteria with respect to Goodman Global, Inc. or any of its subsidiaries, including but not limited to: net earnings (either before or after interest, taxes, depreciation and amortization), economic value-added, sales or revenue, net income (either before or after taxes), operating earnings, cash flow (including, but not limited to, operating cash flow and free cash flow), cash flow return on capital, return on net assets, return on shareholders’ equity, return on assets, return on capital, shareholder returns, return on sales, gross or net profit margin, productivity, expense, margins, operating efficiency, customer satisfaction, working capital, earnings per share, price per share of common stock, and market share, any of which may be measured either in absolute terms or as compared to any incremental increase or as compared to results of a peer group. The compensation committee will select the participants who are eligible to receive performance-based cash bonuses and the performance goals to be utilized with respect to the participants, establish the bonus formulas for of each participant’s annual bonus, and certify whether the performance goals have been met with respect to any given performance period. The maximum amount of a performance bonus award under the 2006 Incentive Award Plan that may be paid to any one participant in any calendar year is $3.75 million.

Adjustments of Awards. If the compensation committee of Goodman Global, Inc. determines that a stock dividend, stock split, combination, merger, consolidation, spin-off, recapitalization or other change in the capitalization Goodman Global, Inc. affects its common stock in a manner that causes dilution or enlargement of benefits or potential benefits under the 2006 Incentive Award Plan, then the compensation committee may appropriately and equitably adjust:

•	the aggregate number of, and kind of, shares of common stock of Goodman Global, Inc. subject to the 2006 Incentive Award Plan;

•	the number of, and kind of, shares of common stock of Goodman Global, Inc. subject to the outstanding awards;

•	the price per share of common stock of Goodman Global, Inc. upon exercise of outstanding options; and

•	the terms and conditions of any outstanding awards, including the financial or other performance targets specified in each option agreement for determining the exercisability of options.

Change in Control. With respect to any awards, in connection with any change in control (or other unusual or nonrecurring transaction affecting Goodman Global, Inc. or its consolidated financial statements), the compensation committee of Goodman Global, Inc., in its sole discretion, may: (i) provide for the termination of any award in exchange for an amount of cash, if any, equal to the amount that would have been attained upon the exercise of such award or realization of the participant’s rights as of the date of such change in control or other transaction; (ii) purchase the outstanding awards for a cash amount or replace outstanding awards with other rights or property; (iii) provide that after the occurrence of the transaction, the award cannot vest, be exercised or become payable; (iv) provide that only for a specified period of time after such transaction, an award shall be exercisable or payable or fully vested with respect to all shares covered thereby, notwithstanding anything to the contrary in the 2006 Incentive Award Plan or the applicable award agreement; or (v) provide that each outstanding option shall be assumed or substituted for an equivalent award, right or property by any successor corporation. Any such action may be effectuated by the compensation committee either by the terms of the applicable option agreement or by action of the compensation committee taken prior to the change in control.

Amendment and Termination. The board of directors of Goodman Global, Inc., or its compensation committee if so empowered, is generally authorized to adopt, amend and rescind rules relating to the administration of the 2006 Incentive Award Plan, and to amend, suspend and terminate the 2006 Incentive Award Plan. Goodman Global, Inc. has attempted to structure the 2006 Incentive Award Plan in a manner such that remuneration attributable to stock options and other awards will not be subject to the deduction limitation contained in Section 162(m) of the Code. However, Goodman Global, Inc. must generally obtain approval of its shareholders: (i) to increase the number of shares of its common stock that may be issued under the 2006 Incentive Award Plan; (ii) to extend the limit on the period during which options may be granted; or (iii) to the extent required by applicable law, rule or regulation (including any applicable New York Stock Exchange rule).

Union Employee Defined Benefit Pension Plan

We maintain a defined benefit pension plan which covers certain of our union employees. No named executive officers are eligible to participate in this defined benefit pension plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the common stock of Goodman Global, Inc. with respect to each person that is a beneficial owner of more than 5% of its outstanding common stock and beneficial ownership of its common stock by each director and each named executive officer and all directors and executive officers named in the executive compensation table as a group:

As of December 31, 2005, there were 50 record holders of common stock of Goodman Global, Inc.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and address of owner	Number of Shares of Common Stock (1)	Percent of Class
Apollo(2)	4,306,674.49	68.05%
AlpInvest(3)	132,198.95	2.09%
Auda Partners(4)	66,099.48	1.05%
SSB Capital(5)	99,149.21	1.57%
GM Capital Partners(6)	132,198.96	2.09%
John Bailey Goodman 1984 Grantor Trust(7)	39,659.69	*
Lucy Hughes Abell 1991 Trust(7)	132,198.95	2.09%
Sam Houston Viterbo Abell 1991 Trust(7)	132,198.95	2.09%
John Bailey Goodman Jr. 1991 Trust(7)	198,298.43	3.13%
Harriett Elizabeth Goodman 1991 Trust(7)	198,298.43	3.13%
Bailey Quin Daniel 1991 Trust(7)	330,497.38	5.22%
Betsy Goodman Abell 1984 Grantor Trust(7)	52,879.58	*
Meg Goodman Daniel 1984 Grantor Trust(7)	39,659.69	*
Harold G. Goodman 1984 Grantor Trust(7)	13,219.90	*
Hutton Gregory Goodman 1994 Trust(7)	49,574.61	*
Hannah Jane Goodman 1994 Trust(7)	49,574.61	*
Mary Jane Goodman 1994 Trust(7)	49,574.61	*
Harold Viterbo Goodman II 1994 Trust(7)	49,574.61	*
Charles A. Carroll(8)(9)	169,923.96	2.66%
Lawrence M. Blackburn(8)(10)	74,049.94	1.16%
Ben D. Campbell(8)(11)	33,507.77	*
Donald R. King(8)(12)	31,549.34	*
William L. Topper(8)(13)	20,310.44	*
Laurence M. Berg(14)	4,000	*
Anthony M. Civale(14)	4,000	*
John B. Goodman(8)(15)	136,198.96	2.15%
Steven Martinez(14)	4,000	*
All directors and officers as a group	543,301.34	8.37%

*	Signifies less than 1%.

(1)	The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

(2)

Includes all membership interests held by Frio Holdings LLC. Frio Holdings LLC is an affiliate of, and is controlled by, affiliates of Apollo Management, L.P. The address of Frio Holdings LLC is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019. Each of Messrs. Berg, Civale and Martinez may be

deemed a beneficial owner of membership interests of Frio Holdings LLC due to his status as an employee of Apollo Management, L.P. Apollo Management, L.P. and each such person disclaims beneficial ownership of any such membership interest in which he/she does not have a pecuniary interest.

(3)	Represents 119,962.75 shares held by AlpInvest Partners CS Investments 2003 C.V., 10,769.99 shares held by AlpInvest Partners Later Stage Co-Investments Custodian II B.V., and 1,466.21 shares held by AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V. The address of these stockholders is c/o AlpInvest Partners N.V., Jachthavenweg 118, 1081 KJ Amsterdam, The Netherlands.

(4)	Represents 52,244.55 shares held by Auda Partners Beteiligungen GmbH & Co. KG and 13,854.93 shares held by Auda Partners L.P. The address of these stockholders is c/o Auda Private Equity LLC, 745 Fifth Avenue—29th Floor, New York, NY 10151.

(5)	Represents all shares held by SSB Capital Partners (Master Fund) I, L.P. The address of this stockholder is 388 Greenwich St., 32nd Floor, New York, NY 10013.

(6)	Represents 75,787.56 shares held by GM Capital Partners I, L.P., 29,898.04 shares held by First Plaza Group Trust, solely for the benefit of Pool PMI-127, 4,512.91 shares held by First Plaza Group Trust, solely for the benefit of Pool PMI-128, 19,743.99 shares held by First Plaza Group Trust, solely for the benefit of Pool PMI-129 and 2,256.46 shares held by First Plaza Group Trust, solely for the benefit of Pool PMI-130. The address of these stockholders is c/o General Motors Investment Management Corporation, 767 Fifth Avenue, 16th Floor, New York, NY 10153.

(7)	The address of the Goodman family trusts is Altazano Management, LLC, 109 North Post Oak Lane, Suite 425, Houston, Texas 77024. The trustees for the John Bailey Goodman 1984 Grantor Trust are John B. Goodman and Thomas R. Reckling III. The trustees for the Meg Goodman Daniel 1984 Grantor Trust are Meg Goodman and John B. Goodman. The trustees for the Betsy Goodman Abell 1984 Grantor Trust are Betsy G. Abell and John B. Goodman. The trustee for the Harold G. Goodman 1984 Grantor Trust is Harold G. Goodman. The trustee for the Bailey Quin Daniel 1991 Trust, the Harriet Elizabeth Goodman 1991 Trust and the John Bailey Goodman Jr. 1991 Trust is Daniel A. Breen III. The trustee for the Lucy Hughes Abell 1991 Trust and the Sam Houston Abell 1991 Trust is C. Hastings Johnson. The trustee for the Hutton Gregory Goodman 1994 Trust, the Hannah Jane Goodman 1994 Trust, the Mary Jane Goodman 1994 Trust and the Harold Viterbo Goodman II 1994 Trust is Bessemer Trust Company.

(8)	The address of each member of Messrs. Carroll, Blackburn, Campbell, King, Topper and Goodman is Goodman Global, Inc., 2550 North Loop West, Suite 400, Houston, Texas 77092.

(9)	Includes 112,031.38 shares of common stock and 57,892.58 shares of common stock that are issuable upon the exercise of options or will become vested upon the initial public offering of common stock of Goodman Global, Inc.

(10)	Includes 40,968.51 shares of common stock and 33,081.43 shares of common stock that are issuable upon the exercise of options or will become vested upon the initial public offering of common stock of Goodman Global, Inc.

(11)	Includes 21,102.19 shares of common stock and 12,405.58 shares of common stock that are issuable upon the exercise of options or will become vested upon the initial public offering of common stock of Goodman Global, Inc.

(12)	Includes 19,143.76 shares of common stock and 12,405.58 shares of common stock that are issuable upon the exercise of options or will become vested upon the initial public offering of common stock of Goodman Global, Inc.

(13)	Includes 13,694.09 shares of common stock and 6,616.35 shares of common stock that are issuable upon the exercise of options or will become vested upon the initial public offering of common stock of Goodman Global, Inc.

(14)	Represents shares of common stock issuable upon the exercise of options. Each of Messrs. Berg, Civale and Martinez may be deemed a beneficial owner of membership interests of Frio Holdings LLC due to his status as an employee of Apollo Management, L.P. Apollo Management, L.P. and each such person disclaims beneficial ownership of any such membership interest in which he does not have a pecuniary interest. The address of Messrs. Berg, Civale and Martinez is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(15)	Includes 4,000 shares of common stock issuable upon the exercise of options. Mr. Goodman may be deemed to beneficially own the 132,198.96 shares held by the John Bailey Goodman 1984 Grantor Trust, the Betsy Goodman Abell 1984 Grantor Trust and the Meg Goodman Daniel 1984 Grantor Trust trusts as a trustee, co-trustee or direct beneficiary of these trusts. Mr. Goodman has voting and investment power with respect to these shares of common stock.

Item 13.	Certain Relationships and Related Transactions

We currently have certain processes and procedures to address transactions with related parties, including detailed contract and cash management procedures. In connection with the initial public offering of our parent Goodman Global, Inc., we are reviewing these processes and procedures to further insure an appropriate level of review and pre-approval of transactions between the company and our directors, executive officers and other related parties. We expect these changes to be reflected in Goodman Global, Inc.’s new Code of Ethics and Business Conduct to be adopted in connection with the offering.

Management Agreement

Apollo and its affiliates entered into a management agreement with us relating to the provision of certain financial and strategic advisory services and consulting services. Beginning in 2005, we agreed to pay to Apollo an annual monitoring fee equal to the greater of $2.0 million or 1% of our Adjusted EBITDA, as defined in the management agreement. In addition, as part of our transaction costs included in the purchase price, we paid Apollo a one-time transaction fee of $20.0 million for structuring the Transactions. We have agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for losses relating to the services contemplated by the management agreement and the engagement of affiliates of Apollo pursuant to, and the performance by them of the services contemplated by, the management agreement. Upon the initial public offering of common stock of Goodman Global, Inc., the management agreement will be terminated, and Apollo will receive approximately $16.0 million.

Stockholders Agreement

In connection with the Transactions, an affiliate of Apollo and the Goodman family trusts entered into a stockholders agreement. The stockholders agreement provides for customary tag-along rights, drag along rights and registration rights which would apply to the shares of capital stock of our parent, Goodman Global, Inc.

Registration Rights. Under the terms of the stockholders agreement, as amended, Goodman Global, Inc. has agreed to register its shares of common stock owned by Apollo, certain of its affiliates and its permitted transferees, and the Goodman family trusts and other investors party to the agreement under the following circumstances:

•	Demand Rights. At any time upon the written request from Apollo, or at any time after six months from the date of the initial public offering of common stock of Goodman Global, Inc. upon the written request from the Goodman family trusts and other investors party to the agreement, Goodman Global, Inc. will register shares of its common stock specified in such request for resale under an appropriate registration statement filed and declared effective by the SEC. Goodman Global, Inc. may defer a demand registration by up to 90 days if its board of directors determines it would be materially detrimental to it to file a registration statement.

•	Piggyback Rights. If at any time Goodman Global, Inc. files a registration statement for the purposes of making a public offering of its common stock, or registers outstanding shares of common stock for resale on behalf of any holder of its common stock, Apollo, certain of its affiliates and its permitted transferees may elect to include in such registration statement any shares of common stock such person holds. If Apollo, certain of its affiliates and its permitted transferees elect to include any of their shares in the registered offering, the Goodman family trusts and the other investors party to the agreement may elect to include in such registration statement any shares of common stock such person holds. The managing underwriter in the contemplated offering may exclude all or a part of the shares according to market factors pursuant to an order of priority set forth in the agreement.

•	Lockup. In consideration of these registration rights, the stockholders who are parties to the stockholders agreement, as amended, have agreed, if requested by Goodman Global, Inc. or the managing underwriters, not to sell shares of common stock for a period not to exceed 180 days following the initial public offering of common stock of Goodman Global, Inc.

Management Stockholders Agreement

Apollo, our parent, Goodman Global, Inc., and certain members of management who invested in us entered into a management stockholders agreement. The management stockholders agreement provides for customary restrictions on transfer, put and call rights, tag-along rights, drag along rights and registration rights which would apply to the shares of capital stock of Goodman Global, Inc. Individuals who exercise options under the 2004 Stock Option Plan will either be a party to the management stockholders agreement, or party to another stockholders agreement with Apollo and certain other employee stockholders which provides for customary restrictions on transfer, call rights, tag-along rights and drag along rights, which apply to shares of capital stock of Goodman Global, Inc. issued on exercise of any option. Upon the initial public offering of common stock of Goodman Global, Inc., the management stockholders agreement will terminate, and only the piggyback registration rights of the management stockholders party to the agreement will survive.

The piggyback registration rights in the management stockholders agreement provide that if at any time Goodman Global, Inc. files a registration statement for the purposes of making a public offering of its common stock, or registers outstanding shares of its common stock for resale on behalf of any holder of its common stock, the management stockholders party to the agreement may elect to include in such registration statement any shares of common stock such person holds. Goodman Global, Inc. or the managing underwriter in the contemplated offering may exclude all or a part of the shares according to market factors pursuant to an order of priority set forth in the agreement.

Payments to our Parent

We make cash payments to our parent, Goodman Global, Inc., to enable it to pay any (i) federal, state or local income taxes to the extent that such income taxes are directly attributable to us and our subsidiaries’ income, (ii) franchise taxes and other fees required to maintain our legal existence and (iii) corporate overhead expenses incurred in the ordinary course of business and salaries or other compensation of employees who perform services for both Goodman Global, Inc. and us.

Lease Agreement

We currently lease property in Houston, Texas, from trusts established by certain members of the Goodman family and their related trusts under a lease agreement that was entered into in December 1994. The lease expires in November 2014. Monthly payments under the lease are $16,500.

Repurchase of Preferred Stock

In connection with the initial public offering of our parent, Goodman Global, Inc. will redeem all of its outstanding Series A preferred stock with an aggregate liquidation preference and accrued and unpaid dividends of approximately $255.6 million, of which members of our senior management will receive approximately $9.9 million. As of December 31, 2005, affiliates of Apollo own 69.8% of the Series A preferred stock of Goodman Global, Inc. and the remaining 30.2% is owned by certain members of our management, the Goodman family trusts and other equity syndicate investors.

Item 14.	Principal Accountant Fees and Services

Ernst & Young LLP serves as our independent registered public accounting firm. The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements for the year ended December 31, 2005 and for the 2004 Successor period and Predecessor period and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2005	2004
Audit fees(1)	$706,624	$717,549
Audit-related fees(2)	56,790	32,336
Tax fees(3)	49,832	290,592
All other fees	—	—

Total fees	$813,246	$1,040,477

(1)	Audit fees consisted principally of fees for the audit of financial statements, including fees relating to comfort letters.

(2)	Audit-related fees consisted principally of fees for the audit of the company’s employee benefit plans.

(3)	Tax fees consisted principally of fees for consulting related to the company’s tax return.

The audit committee is responsible for appointing, setting compensation, and overseeing the work of the independent registered public accounting firm. As part of this responsibility, the audit committee is required to pre-approve all auditing services, internal control-related services and permitted non-audit services performed by the independent registered public accounting firm in order to ensure its independence. Additionally, the audit committee may delegate either type of pre-approval authority to one or more of its members.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are being filed as part of this report.

1.	Consolidated Financial Statements. Financial statements and supplementary data required by this Item 15 are set forth at the pages indicated in Item 8 above.

2.	Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

(a)3	and (b) Exhibits

Exhibit no.	Description of exhibit

2.1†

Asset Purchase Agreement, dated November 18, 2004, by and among Goodman Global Holdings, Inc., Frio Holdings, Inc. and Frio, Inc. (incorporated by reference to Exhibit 2.1 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

3.1†

Amended Certificate of Incorporation of Goodman Global Holdings, Inc. (f/k/a Frio, Inc.) (incorporated by reference to Exhibit 3.1 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

3.2†

By-laws of Goodman Global Holdings, Inc. (f/k/a Frio, Inc.) (incorporated by reference to Exhibit 3.2 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

4.1†

Senior Floating Rate Indenture, dated December 23, 2004, between Goodman Global Holdings, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

4.2†

Form of Senior Floating Rate Exchange Note (included as Exhibit B to Exhibit 4.1) (incorporated by reference to Exhibit 4.3 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

4.3†

7 7/8% Senior Subordinated Indenture, dated December 23, 2004, between Goodman Global Holdings, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

4.4†

Form of 7 7/8% Senior Subordinated Exchange Note (included as Exhibit B to Exhibit 4.4) (incorporated by reference to Exhibit 4.6 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

4.5†

Registration Rights Agreement, dated December 23, 2004, by and among Goodman Global Holdings, Inc., as issuer, the Guarantors named therein, UBS Securities, LLC, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc. as initial purchasers (incorporated by reference to Exhibit 4.7 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

10.1†

Credit Agreement, dated as of December 23, 2004 among Goodman Global, Inc., Goodman Global Holdings, Inc., the Lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders, UBS Securities LLC, as syndication agent, Credit Suisse First Boston, acting through its Cayman Islands branch, as documentation agent, and J.P. Morgan Securities Inc. and UBS Securities LLC as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.1 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

10.2†

Guarantee and Collateral Agreement, dated December 23, 2004, among Goodman Global, Inc., Goodman Global Holdings, Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

10.3†

Management Consulting Agreement, dated December 23, 2004, between Goodman Global Holdings, Inc. and Apollo Management V L.P. (incorporated by reference to Exhibit 10.3 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

10.4†*

Employment Agreement, dated December 23, 2004, between Goodman Global Holdings, Inc. and Charles A. Carroll (incorporated by reference to Exhibit 10.4 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

10.5†*

Employment Agreement, dated December 23, 2004, between Goodman Global Holdings, Inc. and Lawrence M. Blackburn (incorporated by reference to Exhibit 10.5 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

10.6†

Certificate of Designation for the 9 1/2% Series A Cumulative Senior Redeemable Exchangeable Preferred Stock of Goodman Global, Inc. (incorporated by reference to Exhibit 10.6 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

10.7†

Stockholders Agreement, dated December 23, 2004, by and among the investors listed thereto, Frio Holdings, LLC and Goodman Global, Inc. (incorporated by reference to Goodman Global Holdings, Inc.’s Exhibit 10.7 on Amendment No. 2 on Form S-4, filed with the SEC on December 19, 2005, File No. 333-128462).

10.8†

Syndicate Investors Stockholders Agreement, dated February 17, 2005, by and among Goodman Global, Inc., Frio Holdings LLC and each of the purchasers who become parties thereto. (incorporated by reference to Exhibit 10.8 on Amendment No. 2 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on December 19, 2005, File No. 333-128462).

10.9†*

Management Stockholders Agreement, dated December 23, 2004, by and among Goodman Global, Inc., Frio Holdings, LLC and each of the individual purchasers who become party thereto. (incorporated by reference to Exhibit 10.9 on Amendment No. 2 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on December 19, 2005, File No. 333-128462).

10.10*	2004 Stock Option Plan.

10.11*	First Amendment to 2004 Stock Option Plan.

10.12*	Second Amendment to 2004 Stock Option Plan.

10.13*	2006 Incentive Award Plan.

10.14*	First Amendment to Employment Agreement, dated December 23, 2004, between Goodman Global, Inc. and Charles A Carroll.

10.15*	First Amendment to Employment Agreement, dated December 23, 2004, between Goodman Global, Inc. and Lawrence M. Blackburn.

10.16*	Form of Executive Severance Agreement.

10.17*	Form of First Amendment to Executive Severance Agreement.

10.18†*

Non-Competition Agreement, dated November 18, 2004, between Goodman Global Holdings, Inc. and Ben D. Campbell (incorporated by reference to Exhibit 10.25 on Amendment 1 on Goodman Global, Inc.’s Form S-1, filed with the SEC on March 10, 2006, File No. 333-131597).

10.19†*

Non-Competition Agreement, dated November 18, 2004, between Goodman Global Holdings, Inc. and Donald R. King (incorporated by reference to Exhibit 10.26 on Amendment 1 on Goodman Global, Inc.’s Form S-1, filed with the SEC on March 10, 2006, File No. 333-131597).

10.20†*

Non-Competition Agreement, dated November 18, 2004, between Goodman Global Holdings, Inc. and Peter H. Alexander (incorporated by reference to Exhibit 10.27 on Amendment 1 on Goodman Global, Inc.’s Form S-1, filed with the SEC on March 10, 2006, File No. 333-131597).

10.21†*

Non-Competition Agreement, dated November 18, 2004, between Goodman Global Holdings, Inc. and Samuel G. Bikman (incorporated by reference to Exhibit 10.28 on Amendment 1 on Goodman Global, Inc.’s Form S-1, filed with the SEC on March 10, 2006, File No. 333-131597).

10.22†*

Non-Competition Agreement, dated November 18, 2004, between Goodman Global Holdings, Inc. and Gary L. Clark (incorporated by reference to Exhibit 10.29 on Amendment 1 on Goodman Global, Inc.’s Form S-1, filed with the SEC on March 10, 2006, File No. 333-131597).

10.23†*

Non-Competition Agreement, dated November 18, 2004, between Goodman Global Holdings, Inc. and James L. Mishler (incorporated by reference to Exhibit 10.30 on Amendment 1 on Goodman Global, Inc.’s Form S-1, filed with the SEC on March 10, 2006, File No. 333-131597).

10.24†*

Non-Competition Agreement, dated November 18, 2004, between Goodman Global Holdings, Inc. and Terrance M. Smith (incorporated by reference to Exhibit 10.31 on Amendment 1 on Goodman Global, Inc.’s Form S-1, filed with the SEC on March 10, 2006, File No. 333-131597).

10.25†*

Non-Competition Agreement, dated November 18, 2004, between Goodman Global Holdings, Inc. and William L. Topper (incorporated by reference to Exhibit 10.32 on Amendment 1 on Goodman Global, Inc.’s Form S-1, filed with the SEC on March 10, 2006) , File No. 333-131597.

10.26†*

Non-Competition Agreement, dated April 18, 2005, between Goodman Global Holdings, Inc. and Michael J. Bride (incorporated by reference to Exhibit 10.33 on Amendment 1 on Goodman Global, Inc.’s Form S-1, filed with the SEC on March 10, 2006, File No. 333-131597).

10.27†*

Non-Competition Agreement, dated April 18, 2005, between Goodman Global Holdings, Inc. and Mark M. Dolan (incorporated by reference to Exhibit 10.34 on Amendment 1 on Goodman Global, Inc.’s Form S-1, filed with the SEC on March 10, 2006, File No. 333-131597).

10.28†

Lease Agreement, dated December 1, 1994, between the Daniel Childrens 1991 Trust, the Lucy Hughes Abell 1991 Trust, the Sam Houston Abell 1991 Trust, the JBG Childrens 1991 Trust, the Hutton Gregory Goodman 1990 Trust, the Hannah Jane Goodman 1990 Trust, the Mary Jane Goodman 1990 Trust and the Harold Viterbo Goodman, II 1990 Trust and Goodman Manufacturing Company, L.P. (incorporated by reference to Exhibit 10.35 on Amendment 1 on Goodman Global, Inc.’s Form S-1, filed with the SEC on March 10, 2006, File No. 333-131597).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1†	Subsidiaries of the Registrant (incorporated by reference to Exhibit 12.2 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Annual Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated herein by reference as indicated.

*	Identifies each management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOODMAN GLOBAL HOLDINGS, INC.

Dated: March 17, 2006	By:	/s/ CHARLES A. CARROLL
Charles A. Carroll President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHARLES A. CARROLL	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2006
Charles A. Carroll

/s/ LAWRENCE M. BLACKBURN	Executive Vice President and Chief Financial Officer	March 17, 2006
Lawrence M. Blackburn

/s/ LAURENCE M. BERG	Director	March 17, 2006
Laurence M. Berg

/s/ ANTHONY M. CIVALE	Director	March 17, 2006
Anthony M. Civale

/s/ JOHN B. GOODMAN	Director	March 17, 2006
John B. Goodman

/s/ STEVEN MARTINEZ	Director	March 17, 2006
Steven Martinez

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent to its sole security holder an annual report to security holders covering the registrant’s last fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.