Form 10-Q
period 2006-03-31
Goodman Global Holdings, Inc.
filed 2006-05-10
CIK 1337982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-128462

GOODMAN GLOBAL HOLDINGS, INC.

(Exact name of registrant as specified in our charter)

Delaware	20-1932202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2550 North Loop West, Suite 400 Houston, Texas	77092
(Address of principal executive offices)	(Zip Code)

713-861-2500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2006, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 100 shares.

GOODMAN GLOBAL HOLDINGS, INC. MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

GOODMAN GLOBAL HOLDINGS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2006

*	We have not included a response to this item in the document since no response is required pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Part I. Financial Information

Item 1. Financial Statements

Goodman Global Holdings, Inc.

Consolidated Condensed Balance Sheets

	March 31, 2006 (unaudited)	December 31, 2005
	(in thousands)
Assets

Current assets:
Cash and cash equivalents	$6,463	$23,779
Restricted cash	2,600	2,600
Accounts receivable, net of allowance for doubtful accounts ($8.4 million in 2006; $7.8 million in 2005)	218,621	220,123
Inventories	369,294	303,295
Deferred tax assets	17,285	14,089
Other current assets	12,277	12,786

Total current assets	626,540	576,672

Property, plant, and equipment, net	162,504	160,549

Goodwill	391,287	391,287
Identifiable intangibles	414,221	416,437
Deferred tax assets	43,682	46,235
Deferred financing costs	28,806	30,357

Total assets	$1,667,040	$1,621,537

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$160,514	$156,870
Accrued warranty	58,105	58,068
Other accrued expenses	81,355	82,301
Current portion of long-term debt	3,500	3,500

Total current liabilities	303,474	300,739

Long-term debt, less current portion	957,000	957,875
Intercompany payable – related party	1,110	1,210
Revolving credit facility	34,000	—
Other long-term liabilities	6,719	6,498

Common stock, par value $.01, 100 shares authorized, issued and outstanding as of March 31, 2006 and December 31, 2005	—	—
Accumulated other comprehensive income	2,564	2,088
Additional paid-in capital	333,545	332,913
Retained deficit	28,628	20,214

Total shareholders’ equity	364,737	355,215

Total liabilities and shareholders’ equity	$1,667,040	$1,621,537

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global Holdings, Inc.

Consolidated Condensed Statements of Operations

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(unaudited, in thousands, except share and per share data)
Sales, net	$380,688	$296,307

Costs and expenses:
Cost of goods sold	294,636	267,900
Selling, general, and administrative expenses	45,659	37,457
Depreciation expense	5,236	4,244
Amortization expense	2,217	2,400

Operating (loss) profit	32,940	(15,694)
Interest expense, net	19,741	18,134
Other income, net	(157)	(80)

Earnings (losses) before taxes	13,356	(33,748)
Provision for (benefit from) income taxes	4,942	(12,788)

Net income (loss)	$8,414	$(20,960)

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global Holdings, Inc.

Consolidated Condensed Statements of Cash Flows

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(unaudited, in thousands)
Operating activities

Net cash provided by (used in) operating activities	$(38,966)	$18,391

Investing activities
Purchases of property, plant, and equipment	(11,709)	(4,403)
Other assets and liabilities	221	(41)
Proceeds from sale of assets	13	—

Net cash used in investing activities	(11,475)	(4,444)

Financing activities
Repayments of long-term debt	(875)	(875)
Working capital adjustment	—	1,330
Net borrowing (payments) under revolving line facility	34,000	(10,435)

Net cash provided by (used in) financing activities	33,125	(9,980)

Net increase (decrease) in cash	(17,316)	3,967

Cash at beginning of period	23,779	3,856

Cash at end of period	$6,463	$7,823

Supplementary disclosures of cash flow information

Cash paid during the period for:
Interest	$9,711	$8,842

Income taxes	$9,551	$9

Non-cash item: Accrual for purchases of property, plant and equipment	$5,912	$—

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global Holdings, Inc.

Notes to Consolidated Condensed Financial Statements

Three Months Ended March 31, 2006

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Goodman Global Holdings, Inc., a Delaware corporation (the Company), which is a wholly-owned subsidiary of Goodman Global, Inc. (the Company’s Parent), have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for a full year.

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements thereto for the year ended December 31, 2005.

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

On December 23, 2004, an affiliate of Apollo Management, L.P. (Apollo) acquired our business (the Acquisition). In connection with the Acquisition, affiliates of Apollo, Company senior management and certain trusts associated with members of the Goodman family (the Goodman Trusts) contributed approximately $477.5 million in cash to the Company’s Parent in exchange for common and preferred stock which was in turn contributed to the Company as common equity.

2. Significant Balance Sheet Accounts

Restricted Cash and Cash Equivalents

Cash equivalents represent short-term investments with an original maturity of three months or less. At March 31, 2006 and December 31, 2005, the restricted cash pertains to the Company’s extended warranty program.

Inventories

Inventory costs include material, labor, depreciation, logistics, and plant overhead. The Company’s inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) method. As a result of the Acquisition, the Company’s 2004 inventory was increased by $44.0 million to reflect the fair value to the extent of the new investors’ ownership of in process and finished goods inventory. As of March 31, 2005, this fair market value adjustment has been effectively reversed as the related inventory was sold and replaced by manufactured inventory valued at cost. The 2005 impact to our statement of income was an increase to our cost of goods sold of $39.6 million for the three months ended March 31, 2005.

Inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials and parts	$27,971	$29,125
Finished goods	341,323	274,170

	$369,294	$303,295

Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Land	$12,162	$12,162
Buildings and improvements	55,530	55,465
Equipment	94,735	83,041
Construction-in-progress	22,766	27,335

	185,193	178,003
Less: Accumulated depreciation	(22,689)	(17,454)

	$162,504	$160,549

Identifiable Intangible Assets

Identifiable intangible assets as of March 31, 2006 consist of the following (in thousands):

	Gross	Accumulated Amortization & Impairment	Net
Intangible assets subject to amortization:
Customer relationships	$291,560	$9,291	$282,269
Technology	15,760	2,008	13,752
Contracts	11,033	11,033	—

Total intangible assets subject to amortization	318,353	22,332	296,021
Total indefinite-lived trade names	118,200	—	118,200

Total identifiable intangible assets	$436,553	$22,332	$414,221

Accrued Warranty

A rollforward of the liabilities for warranties consists of the following (in thousands):

	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005
At the beginning of the period	$58,068	$59,479
Current-period accruals	8,292	32,503
Current-period uses	(8,255)	(33,914)

At the end of the period	$58,105	$58,068

Other Accrued Expenses

Other accrued expenses consist of the following significant items (in thousands):

	March 31, 2006	December 31, 2005
Accrued rebates	$16,621	$21,682
Accrued self insurance reserves	18,112	17,970
Accrued interest	15,276	6,729
Other	31,346	35,920

	$81,355	$82,301

3. Stock Compensation Plans

Subsequent to the Acquisition, the Company’s Parent adopted the 2004 Stock Option Plan. Under this plan, as amended, 4,798,752 shares of the authorized but unissued shares of common stock of the Company’s Parent have been reserved for issuance. The plan permits the grant of options to purchase shares of common stock to eligible employees, consultants, and directors. As of March 31, 2006, the Company’s Parent has granted 4.7 million options that vest in installments through 2009. No additional options to purchase shares of common stock will be granted under the 2004 Stock Option Plan. During the first quarter of 2006, the Company’s Parent amended certain options granted on December 23, 2004, March 1, 2005 and April 18, 2005 to provide that the installment, which would otherwise become vested with respect to the fiscal year 2009 upon attaining certain financial performance targets, became vested upon consummation of an initial public offering, which occurred in April of 2006. The amendment also allows for the payment of the exercise price through the surrender of previously owned shares of common stock of the Company’s Parent or by cashless exercise.

On February 1, 2006, the Company’s Parent adopted the 2006 Incentive Award Plan. Under this plan, 1,895,086 shares of the authorized but unissued shares of common stock of the Company ‘s Parent have been reserved for issuance. In addition, shares of common stock that remain available for future option grants under the 2004 Stock Option Plan and shares underlying any existing grants under the 2004 Stock Option Plan that are forfeited will be available for issuance under the 2006 Incentive Award Plan. The plan permits the grant of stock-based compensation awards to eligible employees, consultants and directors. The 2006 Incentive Award Plan provides for a variety of such awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance share awards, performance-based awards, stock payment awards, or other stock-based awards. As of March 31, 2006, no awards have been granted under this plan.

A summary of stock option activity for the three months ended March 31, 2006 follows:

	Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2005	4,650,936	$6.70
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2006	4,650,936	$6.70

The following table summarizes information about stock options outstanding for the three months ended March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share
$5.28 - $14.52	4,650,936	8.90	$6.70	979,280	8.75	$5.28

A summary of the status of nonvested stock options as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at December 31, 2005	3,671,656	$1.88
Granted	—	—
Exercised	—	—
Forfeited	—	—

Nonvested at March 31, 2006	3,671,656	$1.88

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB No. 25) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, as amended. Under APB No. 25, no stock-based compensation cost is reflected in net income for grants of stock options to employees because the Company grants stock options with an exercise price equal to the estimated market value of the stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of the date of adoption based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to the date of adoption will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with SFAS No. 123(R), results of prior periods have not been restated.

As a result of adopting SFAS No. 123(R), the Company recognized compensation expense of $0.6 million, ($0.4 million after tax), during the three month period ended March 31, 2006 which is included in selling, general and administrative expenses in the accompanying unaudited Consolidated Condensed Statement of Operations for the period ended March 31, 2006. The adoption had no effect on the Company’s Consolidated Condensed Statement of Cash Flows for the period ended March 31, 2006.

The effect on net income, if the Company had applied the fair value recognition provisions of SFAS No. 123 to the options granted under the stock option plan for the three months ended March 31, 2005, would have been $0.2 million, net of tax. As of January 1, 2006, the Company adopted SFAS No. 123(R) thereby eliminating pro-forma disclosure for the period subsequent to the adoption. For purposes of this disclosure, the value of the options is estimated using a Black-Scholes-Merton option valuation model and amortized to expense over the options’ vesting period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton model using assumptions discussed below. The expected volatility of 20% is based mainly on the volatility of the Company’s competitors. The expected term of the options granted of 8 years is based on the time period the options are expected to be outstanding. The risk-free interest rate of 4.5% is based on the U.S. Treasury rate of a note with the expected maturity of the expected term of the options. The Company has not considered a dividend payment in its calculation.

As of March 31, 2006, the total compensation cost related to nonvested awards not yet recognized in the Consolidated Condensed Statement of Operations of the Company is $6.3 million. This amount will be recognized on a weighted average period of 3.0 years.

4. Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net income (loss)	$8,414	$(20,960)
Change in fair value of derivatives, net of tax	482	1,368
Foreign currency translation adjustment	(6)	(279)

Comprehensive income (loss)	$8,890	$(19,871)

5. Long-Term Debt and Derivatives

Long-term debt consists of the following (in thousands):

	March 31, 2006	December 31, 2005
Senior Floating Rate Notes	$250,000	$250,000
Senior Subordinated Notes	400,000	400,000
Term credit facility	310,500	311,375
Revolving credit facility	34,000	—
Current maturities	(3,500)	(3,500)

Total long-term debt (including revolving credit facility), less current maturities	$991,000	$957,875

The Company had unused revolving credit under the revolving credit facility of $112.7 million at March 31, 2006. Outstanding commercial and standby letters of credit issued under the credit facility totaled $28.3 million as of March 31, 2006.

During the first quarter of 2005, the Company entered into interest rate swaps with a notional amount of $250.0 million, which expire in 2007 and 2008, to manage variable rate exposure on the floating rate debt. These interest rate derivative instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, allows changes in the fair market value of these hedged instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that received hedge accounting treatment. Any ineffectiveness, which generally arises from minor differences between the terms of the swap and terms of the underlying hedged debt, would be recorded in other income, net in the statement of income. Any such differences, for the three months ended March 31, 2006 were immaterial.

During 2005, the Company also entered into commodity hedge for its 2005 copper supply with the notional amount of $44.7 million. This hedge expired on December 31, 2005. The fair market value of the contract as of March 31, 2005 was approximately $2.0 million, resulting in a $2.0 million reduction to cost of goods sold, in the three months ended March 31, 2005.

All of the existing and future restricted U.S. subsidiaries of the Company (other than AsureCare Corp., a Florida corporation) guarantee its floating rate notes and fixed rate notes. The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. There are currently no significant restrictions on the ability of the Company to obtain funds from its subsidiaries by dividend or loan. The Company’s and the non-guarantor subsidiaries’ independent assets, revenues, income before taxes, and operating cash flows in total are less than 3% of the consolidated total. The separate financial statements of the guarantors are not included herein because (i) the subsidiary guarantors of the Company have fully and unconditionally, jointly and severally guaranteed the senior floating rate notes and the senior subordinated notes, and (ii) the aggregate assets, liabilities, earnings, and equity of the subsidiary guarantors is substantially equivalent to the assets, liabilities, earnings, and equity of the Company on a consolidated basis. As a result, the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material.

6. Employee Benefit Plans

The Company sponsors a defined benefit plan, which covers union employees hired on or before December 14, 2002 who have both attained age 21 and completed one year of service. Benefits are provided at stated amounts based on years of service, as defined by the plan. Benefits vest after completion of five years of service. The Company’s funding policy is to make contributions in amounts adequate to fund the benefits to be provided. Plan assets consist of primarily equity and fixed-income securities.

The Company did not make any contributions to the plan during the first quarter of 2006. The Company will make contributions to the plan during 2006 of approximately $2.7 million beginning in the second quarter of 2006.

The components of net periodic benefit cost recognized during interim periods are as follows (in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Service cost	$186	$122
Interest cost	410	387
Expected return on plan assets	(460)	(412)
Amortization of prior service cost	20	13
Amortization of net loss	—	91

	$156	$201

7. Contingent Liabilities

In October 2003, the Consumer Product Safety Commission staff issued a preliminary determination that a discontinued design of certain Package Terminal Air Conditioner/Heat Pump (PTAC) units manufactured by one of the Company’s subsidiaries presents a substantial product hazard under the Consumer Product Safety Act, requiring corrective action. In September of 2004, the Company implemented a voluntary corrective action plan (CAP) under which the Company will provide a new thermal limit switch to commercial/institutional PTAC owners. Installation of such switch will be at the commercial/institutional owners’ expense, except in special and limited circumstance (e.g., financial hardship, etc.). Under the CAP, the Company agreed to pay the cost of installing the replacement switch for any individual homeowner having a PTAC unit in their residence. The Company has established a reserve that it believes to be adequate with respect to this matter based on current evaluations and its experience in these types of matters. As of March 31, 2006, the Company had a reserve balance of $1.3 million for future claims against the CAP. Nevertheless, future developments could require material changes in the recorded reserve amount.

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

As part of the equity contribution associated with the sale of the Amana Appliance business in July 2001, the Company agreed to indemnify Maytag for certain product liability, product warranty and environmental claims. In light of these potential liabilities, the Company has purchased insurance that the Company expects will shield it from incurring material costs for such potential claims.

Pursuant to a March 15, 2001 Consent Order with the Florida Department of Environmental Protection, (FDEP), Pioneer Metals, Inc., our subsidiary (Pioneer), is continuing to investigate and pursue, under FDEP oversight, the delineation of groundwater contamination at and around the Pioneer facility in Fort Pierce, Florida. Remediation has not begun. The contamination was discovered through environmental assessments conducted in connection with a Company subsidiary’s acquisition of the Fort Pierce facility in 2000, and was reported to FDEP, giving rise to the Consent Order.

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

Based on analyses of currently available information it is probable that costs associated with the site will be $1.0 million. Therefore, we have reserved $1.0 million as of March 31, 2006, although it is possible that costs could exceed this amount by up to approximately $2.8 million. Management believes any liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial position as such obligations could be satisfied over a period of years. Nevertheless, future developments could require material changes in the recorded reserve amount.

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

8. Subsequent Event

On April 11, 2006, the Company’s Parent completed the initial public offering of the common stock of the Company’s Parent. The Company’s Parent offered 20.9 million shares and selling shareholders sold an additional 6.1 million, shares which includes 3.5 million shares sold by selling shareholders pursuant to the exercise of the underwriters’ over-allotment option. Before expenses, the Company’s Parent received proceeds of approximately $354.5 million. These proceeds were used to redeem all the outstanding Series A Preferred Stock of the Company’s Parent including associated accrued dividends, and to satisfy a $16.0 million fee resulting from the termination of the Company’s management agreement with Apollo. An additional amount will be used to redeem $70.7 million of the Company’s floating rate notes.

At the consummation of the initial public offering, 381,331 stock options vested immediately, resulting in compensation expense of $0.7 million recorded in April of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations contain forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the impact of general economic conditions in the regions in which we do business; general industry conditions, including competition and product, raw material and energy prices; changes in exchange rates and currency values; capital expenditure requirements; access to capital markets and the risks and uncertainties described in Item 1A, Part I of our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

We participate in the heating, ventilation and air conditioning, or HVAC, industry. We are the second largest domestic manufacturer of residential and light commercial heating and air conditioning products based on unit sales. Founded in 1975 as a manufacturer of flexible duct, we expanded into the broader HVAC manufacturing market in 1982. Since then, we have continually expanded our product offerings and maintained our core competency of manufacturing high-quality products at low costs. Our growth and success can be attributed to our strategy of providing a high-quality, competitively priced product that is designed to be reliable and easy-to-install.

Acquisition

On December 23, 2004, we were acquired by affiliates of Apollo Management, L.P., or Apollo, our senior management and certain trusts associated with members of the Goodman family. We refer to this transaction as the “Acquisition”. In connection with the Acquisition, Goodman Global Holdings, Inc., a Texas corporation, which we refer to as the “Seller,” sold all of its equity interest in its subsidiaries as well as substantially all of its assets and liabilities for $1,477.5 million plus a working capital adjustment of $29.8 million. The Acquisition was financed with the net proceeds of a private offering of senior unsecured notes, borrowings under our senior secured credit facilities and $477.5 million of equity contributions by affiliates of Apollo, the Goodman family trusts and certain members of senior management, which consisted of $225.0 million of Series A Preferred Stock and $252.5 million of common stock of our parent, Goodman Global, Inc., which was in turn contributed to the Company as common equity. In connection with the Acquisition, the Goodman family trusts and members of senior management invested approximately $101.0 million and $18.2 million, respectively.

The Acquisition was recorded as of December 23, 2004, in accordance with Statement of Financial Accounting Standard, or “SFAS,” No. 141, Business Combinations, and Emerging Issues Task Force, or “EITF,” 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities have been recorded at fair value for the interests acquired and preliminary estimates of assumed liabilities by the new investors and at the carrying basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors. Under EITF 88-16, we revalued the net assets at the acquisition date to the extent of the new investors’ ownership of 79%. The remaining 21% ownership was accounted for at the continuing investors’ carrying basis of the company. An adjustment of $144.6 million to record this effect was included as a reduction of shareholders’ equity. The excess of the purchase price over the historical basis of the net assets acquired was applied to adjust net assets to their fair market values to the extent of the new investors’ 79% ownership, with the remainder of $339.8 million allocated to goodwill. The increase in basis of the assets will result in non-cash charges in future periods, principally related to the step-up in the value of property, plant and equipment and intangible assets.

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

Our customer relationships include independent distributors, installing dealers, national homebuilders and other national accounts. We sell to dealers primarily through our network of independent distributors and company-operated distribution centers. We sell to our independent distribution channel primarily under inventory consignment arrangements. We focus the majority of our marketing on dealers who install residential and light commercial HVAC products. We believe that the dealer is the key participant in a homeowner’s purchasing decision as the dealer is the primary contact for the end user. Given the strategic importance of the dealer, we remain committed to enhancing profitability for this segment of the supply chain while allowing our distributors to achieve their own profit goals. We believe the ongoing focus on the dealer creates loyalty and mutually beneficial relationships between distributors, dealers and us.

Weather, Seasonality and Business Mix

Weather patterns have historically impacted the demand for HVAC products. For example, hot weather in the spring season causes existing older units to fail earlier in the season, driving customers to accelerate replacement of a unit, which might otherwise be deferred in the case of a late season failure. Similarly, unseasonably mild weather diminishes customer demand for both commercial and residential HVAC replacement and repairs. Weather also impacts installation during periods of inclement weather as fewer units are installed due to dealers being delayed or forced to shut down their operations.

Although there is demand for our products throughout the year, in each of the past three years approximately 55% to 58% of our total sales occurred in the second and third quarters of the fiscal year. Our peak production occurs in the first and the second quarters in anticipation of our peak sales quarters.

Costs

The principal elements of cost of goods sold in our manufacturing operations are component parts, raw materials, factory overhead, labor, transportation costs and warranty. The principal component parts, which, depending on the product, can approach up to 60% of our cost of goods sold, are compressors and motors. We have long-standing relationships with high-quality component suppliers. The principal raw materials used in our processes are steel, copper and aluminum. In total, we spent over $212.8 million in 2005 on these raw materials and their cost variability can have a material impact on our results of operations. Shipping and handling costs associated with sales are recorded at the time of the sale. Warranty expense, which is also recorded at the time of sale, is estimated based on historical trends such as incident rates, replacement costs and other factors.

Commodity costs have continued to increase. To address these increases, we increased prices up to 7% effective January 1, 2005 and we announced a price increase of 5% effective April 1, 2006 with respect to certain of our products. We believe our price increases will allow us to recapture lost profit margin. A continued high level of commodity prices or a further increase in commodity prices could have a material adverse effect on our results of operations. There can be no assurance that our price increases will not affect demand for our products.

Our cost of goods sold for 2005 reflects an increase as a result of the purchase accounting treatment of the step-up in basis of inventory as a result of the Acquisition. Consistent with the requirements of purchase accounting, we adjusted the value of our assets and liabilities to their respective estimated fair values as of December 23, 2004. As a result of these adjustments to our asset basis, in the three months ended March 31, 2005, our cost of goods sold was increased by $39.6 million as we recognized the non-cash increase in our inventory value.

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

Interest expense, net consists of interest expense, net of interest income and gains or losses on the related interest rate derivative instruments. In addition, interest expense includes the amortization of the financing costs associated with the Acquisition.

Other income (expense), net consists of gains and losses on the disposals of assets and miscellaneous income or expenses.

Results of Operations

The following table sets forth, as a percentage of net sales, our statement of operations data for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Consolidated statement of operation data:
Sales, net	100.0%	100.0%
Cost of goods sold	77.4%	90.4%
Selling, general and administrative expenses	12.0%	12.7%
Depreciation and amortization	2.0%	2.2%

Operating profit (loss)	8.6%	(5.3)%
Interest expense, net	5.2%	6.1%
Other income	(0.1)%	—

Earnings (losses) before taxes	3.5%	(11.4)%
Provision for (benefit from) income taxes	1.3%	(4.3)%

Net income (loss)	2.2%	(7.1)%

Three Months Ended March 31, 2006 Compared to March 31, 2005

Sales, net. Net sales for the three months ended March 31, 2006, were $380.7 million, an $84.4 million, or 28.5%, increase from $296.3 million for the three months ended March 31, 2005. Approximately 67% of the sales increase was driven by volume growth in our equipment and flexible duct. We benefited from the new company-operated distribution centers that were opened in 2005 and the first quarter of 2006, 17 and 5, respectively, and the maturing of the 22 company-operated distribution centers opened in 2004. In addition, we benefited from the shift in product mix toward higher efficiency equipment, which has a higher average selling price as the industry began making the shift toward the federally mandated 13 SEER minimum efficiency level, which went into effect January 23, 2006.

Cost of goods sold. Cost of goods sold for the three months ended March 31, 2006, was $294.6 million, a $26.7 million, or 10.0%, increase from $267.9 million for the three months ended March 31, 2005. The three months ended March 31, 2005 was affected by the non-recurring, non-cash expense of $39.6 million as a result of the purchase accounting treatment of the step-up in basis of inventory and a $2.0 million gain on commodity derivatives. Excluding the impact of these items, cost of goods sold increased $64.3 million. This increase resulted from increased sales and increased raw material costs. Cost of goods sold as a percentage of net sales, excluding the impact of these items, decreased from 77.7% for the three months ended March 31, 2005 to 77.4% for the three months ended March 31, 2006. This decrease in cost of goods sold as a percentage of net sales was attributable to higher production volumes and the mix shift to 13 SEER products.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2006, were $45.7 million, an $8.2 million, or 21.9%, increase from $37.5 million for the three months ended March 31, 2005. Selling, general and administrative expenses for the three months ended March 31, 2006 increased as a result of our expanding infrastructure, including resources for opening and operating new company-operated distribution locations and higher sales. As a percentage of net sales, selling, general and administrative expenses were 12.0% and 12.7% for the three months ended March 31, 2006 and March 31, 2005, respectively. The decrease in selling, general and administrative expenses as a percentage of net sales was due to the leveraging of our existing selling, general and administrative infrastructure.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2006, was $7.4 million, a $0.8 million increase from $6.6 million for the three months ended March 31, 2005. The increase was primarily due to increased depreciation expense related to recent capital purchases associated with the transition to the federally mandated 13 SEER minimum efficiency requirements and capacity expansion at our production facilities.

Operating profit (loss). Operating profit for the three months ended March 31, 2006, was $32.9 million, a $48.6 million, or 309.9%, increase from the operating loss of $15.7 million reported for the three months ended March 31, 2005. Operating profit for the three months ended March 31, 2005, was negatively impacted by the $39.6 million non-recurring, non-cash charge incurred in connection with the step-up in inventory basis, offset by the $2.0 million gain on commodity derivatives. Operating profit, excluding these one-time occurrences, would have increased $11.0 million for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase, excluding the effect of the one-time occurrences, is primarily due to higher margins from increased sales volume, partially offset by increases in selling, general and administrative expenses.

Interest expense. Interest expense for the three months ended March 31, 2006, was $19.7 million, an increase of $1.6 million from $18.1 million reported for the three months ended March 31, 2005. Interest expense increased due to higher average revolving credit facility borrowings and higher interest rates.

Provision for (benefit from) income taxes. The income tax provision for the three months ended March 31, 2006, was $4.9 million, an increase of $17.7 million compared to an income tax benefit of $12.8 million for the three months ended March 31, 2005. The increase in the provision for income taxes is due to the increased pre-tax income generated in the first quarter of 2006, as well as the effect in the first quarter of 2005 of $15.2 million in income tax benefit resulting from the effect of the inventory step-up associated with the Acquisition. The effective tax rate for the three months ended March 31, 2006 and March 31, 2005, was 37.0% and 38.5%, respectively.

Liquidity, Capital Resources and Off-balance Sheet Arrangements

As of March 31, 2006, we had cash and cash equivalents of $6.5 million and working capital of $317.5 million, excluding current maturities of long-term debt of $3.5 million, and the ability to borrow $112.7 million under our revolving credit facility. We have funded, and expect to continue to fund, operations through cash flows generated by operating activities and borrowings under our revolving credit facility. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs over the next 12 to 24 months. Our future liquidity requirements will be for working capital, capital expenditures and general corporate purposes.

Operating activities. For the three months ended March 31, 2006, we used $39.0 million of cash from operations compared to $18.4 million of cash provided by operations for the three months ended March 31, 2005. Cash from operations for the three months ended March 31, 2006 was negatively impacted by higher inventory as a result of the industry shift to 13 SEER minimum efficiency and increased production in the current year, offset by net income and increases in accounts payable and accrued expenses. In addition, raw materials costs were higher for the three months ended March 31, 2006 than in the comparative period. Cash from operations for the three months ended March 31, 2005 resulted from increases in accounts payable and accrued expenses, offset by increases in accounts receivable and inventories.

Investing activities. For the three months ended March 31, 2006, cash used in investing activities was $11.5 million compared to $4.4 million for the three months ended March 31, 2005. This usage was primarily due to capital expenditures of $11.7 million and $4.4 million for the three months ended March 31, 2006 and the three months ended March 31, 2005, respectively. The increased capital expenditures for the three months ended March 31, 2006 were attributable primarily to the completion of new product platform projects and capacity expansion within our factories.

Financing activities. For the three months ended March 31, 2006, $33.1 million was provided from financing activities compared to $10.0 million used in financing activities for the three months ended March 31, 2005. Financing activities for the three months ended March 31, 2006 was primarily due to amounts borrowed under the revolving credit facility of $34.0 million offset by the payment of long-term debt of $0.9 million. Amounts borrowed under the revolving credit facility were used to meet our increased working capital needs resulting from increased production in anticipation of our peak-cooling season and higher costs of inventory due to the 13 SEER minimum efficiency shift as well as increases in raw material costs. Financing activities for the three months ended March 31, 2005 included the repayment of the revolving credit facility and a portion of the long-term debt of $10.4 million and $0.9 million, respectively, offset by a working capital adjustment of $1.3 million.

On April 11, 2006, our Parent (Goodman Global, Inc.) completed the initial public offering of its common stock. Our Parent offered 20.9 million shares and selling shareholders sold an additional 6.1 million shares, which includes 3.5 million shares sold by selling shareholders pursuant to the exercise of the underwriters’ over allotment option. Before expenses, our Parent received proceeds of approximately $354.5 million. These proceeds were used to redeem all of our Parent’s outstanding Series A Preferred Stock including associated accrued dividends and to satisfy the fee resulting from the termination of our management agreement with Apollo. An additional amount will be used to redeem $70.7 million of our floating rate notes.

Recent Accounting Pronouncements

Subsequent to the Acquisition, our Parent adopted the 2004 Stock Option Plan. Under this plan, as amended, 4,798,752 shares of the authorized but unissued shares of our Parent’s common stock of have been reserved for issuance. The plan permits the grant of options to purchase shares of common stock to eligible employees, consultants, and directors. As of March 31, 2006, our Parent has granted 4.7 million options that vest in installments through 2009. No additional options to purchase shares of common stock will be granted under the 2004 Stock Option Plan. During the first quarter of 2006, our Parent has amended certain options granted on December 23, 2004, March 1, 2005 and April 18, 2005 to provide that the installment, which would otherwise become vested with respect to the fiscal year 2009 upon attaining certain financial performance targets, became vested upon consummation of an initial public offering, which occurred in April of 2006, by our Parent. The amendment also allows for the payment of the exercise price through the surrender of previously owned shares of our common stock or cashless exercise. This amendment is expected to have an impact of approximately $0.7 million on the statement of income for the year ended December 31, 2006.

On February 1, 2006, our Parent adopted the 2006 Incentive Award Plan. Under this plan, 1,895,086 shares of the authorized but unissued shares of their common stock have been reserved for issuance. In addition, shares of common stock that remain available for future option grants under the 2004 Stock Option Plan and shares underlying any existing grants under the 2004 Stock Option Plan that are forfeited will be available for issuance under the 2006 Incentive Award Plan. The plan permits the grant of stock-based compensation awards to eligible employees, consultants and directors. The 2006 Incentive Award Plan provides for a variety of such awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance share awards, performance-based awards, stock payment awards, or other stock-based awards. As of March 31, 2006, no awards have been granted under this plan.

Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB No. 25) and had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, as amended. Under APB No. 25, no stock-based compensation cost is reflected in net income for grants of stock options to employees because we grant stock options with an exercise price equal to the estimated market value of the stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of the date of adoption based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to the date of adoption will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with SFAS No. 123(R), results of prior periods have not been restated.

As a result of adopting SFAS No. 123(R), we recognized compensation expense of $0.6 million, ($0.4 million after tax), during the three month period ended March 31, 2006 which is included in selling, general and administrative expenses (pre-tax) in the accompanying unaudited Consolidated Condensed Statement of Operations for the period ended March 31, 2006. The adoption had no effect on our Consolidated Condensed Statements of Cash Flow for the period ended March 31, 2006.

The effect on net income if we had applied the fair value recognition provisions of SFAS No. 123 to the options granted under our stock option plan for the three months ended March 31, 2005 would have been $0.2 million, net of tax. As of January 1, 2006, we adopted SFAS No. 123(R) thereby eliminating pro-forma disclosure for the period subsequent to the adoption. For purposes of this disclosure, the value of the options is estimated using a Black-Scholes-Merton option valuation model and amortized to the expense over the options’ vesting period.

As of March 31, 2006, the total compensation cost related to nonvested awards not yet recognized in our Consolidated Condensed Statement of Operations is $6.3 million. This amount will be recognized on a weighted average period of 3.0 years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

There have been no material developments in the quarterly period ending March 31, 2006 to the proceedings described in our December 31, 2005 Annual Report on Form 10-K. See Note 7 of the Notes to the Consolidated Condensed Financial Statements for the discussion on legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the disclosure related to risk factors made in our December 31, 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 3. Defaults Upon Senior Securities

Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

Omitted from this Report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 5. Other Information

None.

Item 6. Exhibits

10.1 *	Form of Non-Qualified Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Goodman Global, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006)

10.2 *	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Goodman Global, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006)

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Goodman Global Holdings, Inc.

Date: May 10, 2006	/s/ Lawrence M. Blackburn
Lawrence M. Blackburn
Executive Vice President and
Chief Financial Officer