Form 10-Q
period 2006-06-30
Goodman Global Holdings, Inc.
filed 2006-08-10
CIK 1337982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 9, 2006, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 100 shares.

GOODMAN GLOBAL HOLDINGS, INC.

Form 10-Q

For the Three and Six Months Ended June 30, 2006

Part I. Financial Information

Item 1. Financial Statements

Goodman Global Holdings, Inc.

Consolidated Condensed Balance Sheets

	June 30, 2006 (unaudited)	December 31, 2005
	(in thousands)
Assets

Current assets:
Cash and cash equivalents	$7,317	$23,779
Restricted cash	2,600	2,600
Accounts receivable, net of allowance for doubtful accounts ($8.8 million in 2006; $7.8 million in 2005)	281,550	220,123
Inventories	378,023	303,295
Deferred tax assets	19,434	14,089
Other current assets	17,007	12,786

Total current assets	705,931	576,672

Property, plant, and equipment, net	163,317	160,549

Goodwill	391,287	391,287
Identifiable intangibles	412,004	416,437
Deferred tax assets	43,863	46,235
Deferred financing costs	25,319	30,357

Total assets	$1,741,721	$1,621,537

Liabilities and shareholders’ equity

Current liabilities:
Trade accounts payable	$167,817	$156,870
Accrued warranty	59,376	58,068
Other accrued expenses	86,456	82,301
Current portion of long-term debt	3,500	3,500

Total current liabilities	317,149	300,739

Long-term debt, less current portion	885,425	957,875
Intercompany payable – related party	98,716	1,210
Revolving credit facility	61,800	—
Other long-term liabilities	5,941	6,498

Common stock, par value $.01, 100 shares authorized, issued and outstanding as of June 30, 2006 and December 31, 2005	—	—
Accumulated other comprehensive income (loss)	(4,464)	2,088
Additional paid-in capital	334,584	332,913
Retained earnings	42,570	20,214

Total shareholders’ equity	372,690	355,215

Total liabilities and shareholders’ equity	$1,741,721	$1,621,537

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global Holdings, Inc.

Consolidated Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited, in thousands)
Sales, net	$504,454	$421,134	$885,142	$717,441

Costs and expenses:
Cost of goods sold	388,038	324,930	682,674	592,830
Selling, general, and administrative expenses	64,682	42,077	110,341	79,534
Depreciation expense	5,781	4,301	11,017	8,545
Amortization expense	2,216	2,400	4,433	4,800

Operating profit	43,737	47,426	76,677	31,732
Interest expense, net	21,899	18,590	41,640	36,724
Other income, net	(292)	(307)	(449)	(387)

Earnings (losses) before taxes	22,130	29,143	35,486	(4,605)
Provision for (benefit from) income taxes	8,188	11,015	13,130	(1,773)

Net income (loss)	$13,942	$18,128	$22,356	$(2,832)

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global Holdings, Inc.

Consolidated Condensed Statements of Cash Flows

	Six Months Ended
	June 30, 2006	June 30, 2005
	(unaudited, in thousands)
Operating activities
Net income	$22,356	$(2,832)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Adjustments to goodwill	—	(1,058)
Depreciation	11,017	8,545
Amortization	4,433	4,800
Deferred tax provision	(2,973)	(8,152)
Gain on derivatives	—	(2,000)
Loss (gain) on disposal of assets	87	(267)
Amortization of inventory step-up in basis	—	39,586
Amortization of deferred financing costs	5,038	2,722
Compensation expense relating to stock options	1,707	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(61,427)	(94,604)
Inventories	(74,728)	(59,744)
Other assets	(4,054)	1,464
Accounts payable and accrued expenses	16,807	86,036

Net cash used in operating activities	(81,737)	(25,504)

Investing activities
Purchases of property, plant, and equipment	(21,391)	(10,465)
Other assets and liabilities	—	31
Proceeds from sale of assets	13	3,567

Net cash used in investing activities	(21,378)	(6,867)

Financing activities
Repayments of long-term debt	(72,450)	(1,750)
Working capital adjustment	—	1,330
Receipt from intercompany payable – related party	97,303	1,210
Transaction costs	—	(304)
Net borrowings under revolving line facility	61,800	34,865

Net cash provided by financing activities	86,653	35,351

Net increase (decrease) in cash	(16,462)	2,980

Cash at beginning of period	23,779	3,856

Cash at end of period	$7,317	$6,836

Supplementary disclosures of cash flow information Cash paid during the period for:
Interest	$37,231	$33,913

Income taxes	$31,804	$5,645

Non-cash item: Accrual for purchases of property, plant and equipment	$2,925	$—

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global Holdings, Inc.

Notes to Consolidated Condensed Financial Statements

Three and Six Months Ended June 30, 2006

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Goodman Global Holdings, Inc., a Delaware corporation (the Company), which is a wholly-owned subsidiary of Goodman Global, Inc. (the Company’s Parent), have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for a full year.

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005.

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

On December 23, 2004, an affiliate of Apollo Management, L.P. (Apollo) acquired our business (the Acquisition). In connection with the Acquisition, affiliates of Apollo, Company senior management and certain trusts associated with members of the Goodman family (the Goodman Trusts) contributed approximately $477.5 million in cash to the Company in exchange for common and preferred stock.

On April 11, 2006, the Company’s Parent completed the initial public offering of its common stock. The Company’s Parent offered 20.9 million shares and selling shareholders sold an additional 6.1 million shares, which included 3.5 million shares sold by selling shareholders pursuant to the exercise of the underwriters’ over-allotment option. Before expenses, the Company’s Parent received proceeds of approximately $354.5 million. These proceeds were used to redeem all of the Company’s Parent’s outstanding Series A Preferred Stock including associated accrued dividends, to satisfy a $16.0 million fee resulting from the termination of the Company’s management agreement with Apollo and to redeem $70.7 million of the Company’s floating rate notes.

2. Significant Balance Sheet Accounts

Restricted Cash and Cash Equivalents

Cash equivalents represent short-term investments with an original maturity of three months or less. At June 30, 2006 and December 31, 2005, the restricted cash pertains to the Company’s extended warranty program.

Inventories

Inventory costs include material, labor, depreciation, logistics, and plant overhead. The Company’s inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) method. As a result of the Acquisition, the Company’s 2004 inventory was increased by $44.0 million to reflect the fair value to the extent of the new investors’ ownership of in-process and finished goods inventory. As of June 30, 2005, this fair market value adjustment has been effectively reversed as the related inventory was sold in the first quarter of 2005 and replaced by manufactured inventory valued at cost. The 2005 impact to our statement of income was an increase to our cost of goods sold of $39.6 million for the six months ended June 30, 2005.

Inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials and parts	$34,473	$29,125
Finished goods	343,550	274,170

	$378,023	$303,295

Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Land	$12,162	$12,162
Buildings and improvements	55,627	55,465
Equipment	108,211	83,041
Construction-in-progress	15,740	27,335

	191,740	178,003
Less: Accumulated depreciation	(28,423)	(17,454)

	$163,317	$160,549

Identifiable Intangible Assets

Identifiable intangible assets as of June 30, 2006 consist of the following (in thousands):

	Gross	Accumulated Amortization & Impairment	Net
Intangible assets subject to amortization:
Customer relationships	$291,560	$11,113	$280,447
Technology	15,760	2,403	13,357
Contracts	11,033	11,033	—

Total intangible assets subject to amortization	318,353	24,549	293,804
Total indefinite-lived trade names	118,200	—	118,200

Total identifiable intangible assets	$436,553	$24,549	$412,004

Accrued Warranty

A rollforward of the liabilities for warranties consists of the following (in thousands):

	Six Months Ended June 30, 2006	Twelve Months Ended December 31, 2005
At the beginning of the period	$58,068	$59,479
Current-period accruals	18,623	32,503
Current-period uses	(17,315)	(33,914)

At the end of the period	$59,376	$58,068

Other Accrued Expenses

Other accrued expenses consist of the following significant items (in thousands):

	June 30, 2006	December 31, 2005
Accrued rebates	$25,835	$21,682
Accrued self insurance reserves	17,626	17,970
Other	42,995	42,649

	$86,456	$82,301

3. Stock Compensation Plans

Subsequent to the Acquisition, the Company’s Parent adopted the 2004 Stock Option Plan. Under this plan, as amended, 4,798,752 shares of the authorized but unissued shares of common stock of the Company’s Parent have been reserved for issuance. The plan permits the grant of options to purchase shares of common stock to eligible employees, consultants, and directors. As of June 30, 2006, the Company’s Parent has granted 4.7 million options that vest in installments through 2009. No additional options to purchase shares of common stock will be granted under the 2004 Stock Option Plan. During the first quarter of 2006, the Company’s Parent amended certain options granted on December 23, 2004; March 1, 2005 and April 18, 2005 to provide that the installment, which would otherwise become vested with respect to the fiscal year 2009 upon attaining certain financial performance targets, became vested upon consummation of the initial public offering which occurred in April of 2006. The amendment also allows for the payment of the exercise price through the surrender of previously owned shares of common stock of the Company’s Parent or by cashless exercise, which will be assisted by a broker.

On February 1, 2006, the Company’s Parent adopted the 2006 Incentive Award Plan (2006 Plan). Under this plan, 1,895,086 shares of the authorized but unissued shares of common stock of the Company’s Parent have been reserved for issuance. In addition, shares of common stock that remain available for future option grants under the 2004 Stock Option Plan and shares underlying any existing grants under the 2004 Stock Option Plan that are forfeited will be available for issuance under the 2006 Plan. The plan permits the grant of stock-based compensation awards to eligible employees, consultants and directors. The 2006 Plan provides for a variety of such awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance share awards, performance stock unit awards, performance-based awards or stock payment awards. As of June 30, 2006, approximately 11,000 shares of restricted stock have been issued under the 2006 Plan. These restricted shares may not be sold or otherwise transferred until restrictions have lapsed, which will occur one year after the date of grant. The weighted average grant date fair value of the restricted shares granted as of June 30, 2006 is $18.37. Recorded compensation costs for these shares for the three and six months ended June 30, 2006 is not material. As of June 30, 2006, 20,000 options also have been granted under this plan.

A summary of stock option activity for the six months ended June 30, 2006 follows:

	Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2005	4,650,894	$6.70
Granted	20,000	$20.10
Exercised	—	—
Forfeited	(12,697)	$10.79

Outstanding at June 30, 2006	4,658,197	$6.75

The following table summarizes information about stock options outstanding as of June 30, 2006 (in thousands, except share and per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$5.28 - $21.80	4,658,197	8.7	$6.75	$39,284	979,280	8.5	$5.28	$9,698

A summary of the status of the Company’s Parent’s nonvested stock options as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at December 31, 2005	3,671,614	$1.88
Granted	20,000	$8.21
Exercised	—	—
Forfeited	(12,697)	$2.23

Nonvested at June 30, 2006	3,678,917	$1.91

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB No. 25) and had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, as amended. Under APB No. 25, no stock-based compensation cost was reflected in net income for grants of stock options to employees because the Company’s Parent grants stock options with an exercise price equal to the estimated market value of the stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of the date of adoption based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to the date of adoption will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with SFAS No. 123(R), results of prior periods have not been restated.

As a result of adopting SFAS No. 123(R), the Company recognized compensation expense of $1.1 million, ($0.7 million after tax) and $1.7 million ($1.1 million after tax), during the three month and six months ended June 30, 2006, respectively, which is included in selling, general and administrative expenses in the accompanying unaudited Consolidated Condensed Statement of Operations for the three and six months ended June 30, 2006. Included in compensation expense for the three and six months ended June 30, 2006 discussed above, is $0.7 million related to the 381,331 stock options that vested at the consummation of the Company’s Parent’s initial public offering in April of 2006. The adoption had no net effect on the Company’s Consolidated Condensed Statement of Cash Flows for the period ended June 30, 2006.

The effect on net income, if the Company had applied the fair value recognition provisions of SFAS No. 123 to the options granted under the Company’s Parent’s stock option plan for the three and six months ended June 30, 2005, would have been none and $0.2 million, net of tax, respectively. As of January 1, 2006, the Company adopted SFAS No. 123(R) thereby eliminating pro-forma disclosure for the period subsequent to the adoption. For purposes of this disclosure, the value of the options is estimated using a Black-Scholes-Merton option valuation model and amortized to expense over the options’ vesting period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton model using assumptions discussed below. The expected volatility of 20% is based mainly on the volatility of the Company’s competitors. The expected term of the options granted of 8 years is based on the time period the options are expected to be outstanding. The risk-free interest rate of 4.5% is based on the U.S. Treasury rate of a note with the expected maturity of the expected term of the options. The Company has not considered a dividend payment in its calculation and believes that forfeitures will not be significant.

As of June 30, 2006, the total compensation cost related to nonvested awards not yet recognized in the Consolidated Condensed Statement of Operations of the Company is $5.4 million. This amount will be recognized on a weighted average period of 2.7 years.

4. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$13,942	$18,128	$22,356	$(2,832)
Change in fair value of derivatives, net of tax	(7,870)	(842)	(7,388)	526
Foreign currency translation adjustment	842	(103)	836	(382)

Comprehensive income (loss)	$6,914	$17,183	$15,804	$(2,688)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Minimum Pension Liability	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
December 31, 2005	$(673)	$2,436	$325	$2,088

Net change through June 30, 2006	—	(7,388)	836	(6,552)

June 30, 2006	$(673)	$(4,952)	$1,161	$(4,464)

5. Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2006	December 31, 2005
Senior floating rate notes	$179,300	$250,000
Senior subordinated notes	400,000	400,000
Term credit facility	309,625	311,375
Revolving credit facility	61,800	—
Current maturities	(3,500)	(3,500)

Total long-term debt, less current maturities	$947,225	$957,875

The Company had unused revolving credit under the revolving credit facility of $77.8 million at June 30, 2006. Outstanding commercial and standby letters of credit issued under the credit facility totaled $35.4 million as of June 30, 2006.

All of the existing and future restricted U.S. subsidiaries of the Company (other than AsureCare Corp., a Florida corporation) guarantee its floating rate notes and fixed rate notes. The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. There are currently no significant restrictions on the ability of the Company to obtain funds from its subsidiaries by dividend or loan. The Company’s and the non-guarantor subsidiaries’ independent assets, revenues, income before taxes, and operating cash flows in total are less than 3% of the consolidated total. The separate financial statements of the guarantors are not included herein because (i) the Company’s guarantors have fully and unconditionally, jointly and severally guaranteed the senior floating rate notes and the senior subordinated notes, and (ii) the aggregate assets, liabilities, earnings, and equity of the subsidiary guarantors is substantially equivalent to the assets, liabilities, earnings, and equity of the Company on a consolidated basis. As a result, the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material.

6. Derivative Instruments and Hedging Activities

During the first quarter of 2005, the Company entered into interest rate swaps with a notional amount of $250.0 million, which expire in 2007 and 2008, to manage variable rate exposure on the term credit facility. These interest rate derivative instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), allows changes in the fair market value of these hedged instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that received hedge accounting treatment. Any ineffectiveness, which generally arises from minor differences between the terms of the swap and terms of the underlying hedged debt, would be recorded in other income, net in the statement of income. Any such differences, for the three and six months ended June 30, 2005 and June 30, 2006 were immaterial.

During the second quarter of 2006, the Company entered into collars for a portion of its 2006 copper and aluminum supply to substantially reduce the variability of its purchase price for these commodities. These collars, which expire on December 31, 2006, have a notional amount of $102.1 million and a fair value as a liability of $13.0 million. The impact of a 10% change in commodity prices would not have a material effect on the statement of operations. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other income, net in the statement of income. Any such differences for the three and six months ended June 30, 2006 were immaterial.

During 2005, the Company also entered into a commodity hedge for its 2005 copper supply with the notional amount of $44.7 million. This hedge expired on December 31, 2005. The fair market value of the contract as of June 30, 2005 was approximately $2.0 million, resulting in a $2.0 million reduction to cost of goods sold in the first half of 2005.

At June 30, 2006, the fair market value of our derivatives was recorded as a liability of $8.1 million. Included in stockholders’ equity, is a loss of $5.7 million, net of tax, which is expected to be reclassified into earnings within the next twelve months.

7. Employee Benefit Plans

A subsidiary of the Company sponsors a defined benefit plan, which covers union employees hired on or before December 14, 2002 who have both attained age 21 and completed one year of service. Benefits are provided at stated amounts based on years of service, as defined by the plan. Benefits vest after completion of five years of service. The Company’s funding policy is to make contributions in amounts adequate to fund the benefits to be provided. Plan assets consist of primarily equity and fixed-income securities.

The Company made a $0.9 million contribution to the plan during the second quarter of 2006. The Company will make contributions to the plan during the remainder of 2006 of approximately $1.8 million.

The components of net periodic benefit cost recognized during interim periods are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$186	$122	$372	$244
Interest cost	410	387	820	774
Expected return on plan assets	(460)	(412)	(920)	(824)
Amortization of prior service cost	20	13	40	26
Amortization of net loss	—	91	—	182

	$156	$201	$312	$402

8. Contingent Liabilities

In October 2003, the Consumer Product Safety Commission staff issued a preliminary determination that a discontinued design of certain Package Terminal Air Conditioner/Heat Pump (PTAC) units manufactured by one of the Company’s subsidiaries presents a substantial product hazard under the Consumer Product Safety Act, requiring corrective action. In September of 2004, the Company implemented a voluntary corrective action plan (CAP) under which the Company will provide a new thermal limit switch to commercial/institutional PTAC owners. Installation of such switch will be at the commercial/institutional owners’ expense, except in special and limited circumstance (e.g., financial hardship, etc.). Under the CAP, the Company agreed to pay the cost of installing the replacement switch for any individual homeowner having a PTAC unit in their residence. The Company has established a reserve that it believes to be adequate with respect to this matter based on current evaluations and experience.

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

Based on analyses of currently available information it is probable that costs associated with the site will be $1.0 million. Therefore, we have reserved $1.0 million as of June 30, 2006, although it is possible that costs could exceed this amount by up to approximately $2.8 million. Management believes any liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial position as such obligations could be satisfied over a period of years. Nevertheless, future developments could require material changes in the recorded reserve amount.

Notably, this contamination predated Pioneer’s involvement with the Fort Pierce facility and the Pioneer’s operation at this location has not caused or contributed to the contamination. Accordingly, Pioneer is pursuing litigation against former owners of the Fort Pierce facility in an attempt to recover its costs. At this time we cannot estimate probable recoveries from this litigation.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations contain forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the impact of general economic conditions in the regions in which we do business; general industry conditions, including competition and product, raw material and energy prices; changes in exchange rates and currency values; capital expenditure requirements; access to capital markets and the risks and uncertainties described in Item 1A, Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Acquisition

On December 23, 2004, we were acquired by affiliates of Apollo Management, L.P., or Apollo, our senior management and certain trusts associated with members of the Goodman family. We refer to this transaction as the “Acquisition”. In connection with the Acquisition, Goodman Global Holdings, Inc., a Texas corporation, which we refer to as the “Seller,” sold all of its equity interest in its subsidiaries as well as substantially all of its assets and liabilities for $1,477.5 million plus a working capital adjustment of $29.8 million. The Acquisition was financed with the net proceeds of a private offering of senior unsecured notes, borrowings under our senior secured credit facilities and $477.5 million of equity contributions by affiliates of Apollo, the Goodman family trusts and certain members of senior management, which consisted of $225.0 million of Series A Preferred Stock and $252.5 million of common stock of Goodman Global, Inc., our “Parent”. In connection with the Acquisition, the Goodman family trusts and members of senior management invested approximately $101.0 million and $18.2 million, respectively.

The Acquisition was recorded as of December 23, 2004, in accordance with Statement of Financial Accounting Standard, or “SFAS,” No. 141, Business Combinations, and Emerging Issues Task Force, or “EITF,” 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities have been recorded at fair value for the interests acquired and assumed liabilities by the new investors and at the carrying basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors. Under EITF 88-16, we revalued the net assets at the acquisition date to the extent of the new investors’ ownership of 79%. The remaining 21% ownership was accounted for at the continuing investors’ carrying basis of the company. An adjustment of $144.6 million to record this effect was included as a reduction of shareholders’ equity. The excess of the purchase price over the historical basis of the net assets acquired was applied to adjust net assets to their fair market values to the extent of the new investors’ 79% ownership, with the remainder of $339.8 million allocated to goodwill. The increase in basis of the assets will result in non-cash charges in future periods, principally related to the step-up in the value of property, plant and equipment and intangible assets.

As a result of the step-up in the tax basis of assets, we expect to realize a substantial amount of annual tax deductions over the next 14 years.

On April 11, 2006 our Parent completed the initial public offering of its common stock. Our Parent offered 20.9 million shares and selling shareholders sold an additional 6.1 million shares, which includes 3.5 million shares sold by selling shareholders pursuant to the exercise of the underwriters’ over-allotment option. Before expenses, our Parent received proceeds of approximately $354.5 million. These proceeds were used to redeem all of our Parent’s outstanding Series A Preferred Stock including associated accrued dividends, to satisfy a $16.0 million fee resulting from the termination of our management agreement with Apollo and to redeem $70.7 million of our floating rate notes.

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

Commodity costs have generally continued to rise. To help offset these escalations, we increased prices up to 7% effective January 1, 2005 and we increased prices 5% effective April 1, 2006 with respect to certain of our products. We believe our price increases will facilitate the recapture of the majority of lost profit margin. A continued high level of commodity prices or further inflation in commodity prices could have a material adverse effect on our results of operations. There can be no assurance that our price increases will not affect demand for our products.

During the second quarter of 2006, we entered into collars for a portion of our 2006 copper and aluminum usage to reduce the variability of our purchase price for these commodities. These collars, which expire on December 31, 2006, have a notional amount of $102.1 million. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. We have assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other income, net in the statement of income. Any such differences for the three and six months ended June 30, 2006 were immaterial.

Our cost of goods sold for 2005 reflects an increase as a result of the purchase accounting treatment of the step-up in basis of inventory as a result of the Acquisition. Consistent with the requirements of purchase accounting, we adjusted the value of our assets and liabilities to their respective estimated fair values as of December 23, 2004. As a result of these adjustments to our asset basis, in the six months ended June 30, 2005, our cost of goods sold was increased by $39.6 million as we recognized the non-cash increase in our inventory value.

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

Interest expense, net consists of interest expense, net of interest income and gains or losses on the related interest rate derivative instruments. In addition, interest expense includes the amortization of the financing costs associated with our long term debt.

Other income (expense), net consists of gains and losses on the disposals of assets and miscellaneous income or expenses.

Results of Operations

The following table sets forth, as a percentage of net sales, our statement of operations data for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Consolidated statement of operation data:
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.9%	77.2%	77.1%	82.6%
Selling, general and administrative expenses	12.8%	10.0%	12.5%	11.1%
Depreciation and amortization	1.6%	1.6%	1.7%	1.9%

Operating profit	8.7%	11.2%	8.7%	4.4%
Interest expense, net	4.3%	4.4%	4.7%	5.1%
Other income	—	(0.1)%	—	(0.1)%

Earnings (losses) before taxes	4.4%	6.9%	4.0%	(0.6)%
Provision for (benefit from) income taxes	1.6%	2.6%	1.5%	(0.2)%

Net income (loss)	2.8%	4.3%	2.5%	(0.4)%

Three Months Ended June 30, 2006 Compared to June 30, 2005

Sales, net. Net sales for the three months ended June 30, 2006, were $504.5 million, an $83.4 million, or 19.8%, increase from $421.1 million for the three months ended June 30, 2005. This sales increase was driven primarily by the shift in product mix to a higher proportion of higher priced 13-and-higher SEER products and to a lesser extent, unit volume growth and the April 1, 2006 price increase. As a result of the federally mandated 13 SEER efficiency that went into effect January 23, 2006, we experienced a shift to higher efficiency products beginning in the first quarter of 2006. In addition, we benefited from the new company-operated distribution centers that were opened in 2005 and the first half of 2006, 17 and nine, respectively, and the maturing of the 22 company-operated distribution centers opened in 2004.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2006, was $388.0 million, a $63.1 million, or 19.4%, increase from $324.9 million for the three months ended June 30, 2005. This increase resulted from a higher sales mix of 13-and-higher SEER products, which have higher unit costs than lower SEER products, an escalation in raw material costs and unit volume growth. Cost of goods sold as a percentage of net sales, decreased from 77.2% for the three months ended June 30, 2005 to 76.9% for the three months ended June 30, 2006. This decrease in cost of goods sold as a percentage of net sales was attributable to the mix shift to 13-and-higher SEER products and our April 1, 2006 price increase, partially offset by the rise in commodity costs.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2006, were $64.7 million, a $22.6 million, or 53.7%, increase from $42.1 million for the three months ended June 30, 2005. Selling, general and administrative expenses for the three months ended June 30,

2006 included expenses related to our Parent’s IPO. These expenses included costs associated with the termination of the management agreement with Apollo and acceleration of stock options for a total of $16.1 million. Excluding the IPO-related expenses, selling general and administrative expenses increased as a result of our expanding infrastructure, including resources for opening and operating new company-operated distribution centers and higher sales. As a percentage of net sales, excluding the IPO-related expenses, selling, general and administrative expenses were lower for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This decrease was due to the leveraging of our existing selling, general and administrative infrastructure.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2006, was $8.0 million, a $1.3 million increase from $6.7 million for the three months ended June 30, 2005. This increase was primarily due to higher depreciation expense related to recent capital purchases associated with the transition to the federally mandated 13 SEER minimum efficiency requirements and capacity expansion at our production facilities.

Operating profit. Operating profit for the three months ended June 30, 2006, was $43.7 million, a $3.7 million, or 7.8%, decrease from the operating profit of $47.4 million reported for the three months ended June 30, 2005. Operating profit for the three months ended June 30, 2006, was negatively impacted by the $16.1 million IPO-related expenses discussed above. Excluding the IPO-related expenses, operating profit would have increased, primarily due to higher margins from the increased proportion of 13-and-higher SEER products sold, unit volume growth and the price increase mentioned above, partially offset by increases in selling, general and administrative expenses and commodity costs.

Interest expense, net. Interest expense, net for the three months ended June 30, 2006, was $21.9 million, an increase of $3.3 million from $18.6 million reported for the three months ended June 30, 2005. Interest expense was higher due to the premium paid for the early pay-down of debt of $1.4 million and acceleration of deferred financing costs on the debt pay-down as a result of our Parent’s initial public offering of $2.3 million and higher interest rates on our floating rate debt outstanding, partially offset by lower outstanding revolving credit facility balances and interest earned on cash received from our Parent’s initial public offering.

Provision for income taxes. The income tax provision for the three months ended June 30, 2006, was $8.2 million, a decrease of $2.8 million compared to an income tax provision of $11.0 million for the three months ended June 30, 2005. The effective tax rate for the three months ended June 30, 2006 and June 30, 2005, was 37.0% and 38.5%, respectively. The effective tax rate was lower as a result of recent tax legislation permitting deductions for certain domestic production activities.

Six Months Ended June 30, 2006 Compared to June 30, 2005

Sales, net. Net sales for the six months ended June 30, 2006, were $885.1 million, a $167.7 million, or 23.4%, increase from $717.4 million for the six months ended June 30, 2005. This sales increase was driven primarily by the shift in product mix to a higher proportion of higher priced 13-and-higher SEER products and unit volume growth and, to a lesser extent, the April 1, 2006 price increase. As a result of the federally mandated 13 SEER minimum efficiency that went into effect January 23, 2006, we experienced a shift to higher efficiency products beginning in the first quarter of 2006. In addition, we benefited from the new company-operated distribution centers that were opened in 2005 and the first half of 2006, 17 and nine, respectively, and the maturing of the 22 company-operated distribution centers opened in 2004.

Cost of goods sold. Cost of goods sold for the six months ended June 30, 2006, was $682.7 million, an $89.9 million, or 15.2%, increase from $592.8 million for the six months ended June 30, 2005. The six months ended June 30, 2005 was affected by the non-recurring, non-cash expense of $39.6 million as a result of the purchase accounting treatment of the step-up in basis of inventory and a $2.0 million gain on commodity derivatives. Excluding the impact of these items, cost of goods sold increased due to a higher sales mix of 13-and-higher SEER products in 2006, which have higher unit costs than lower SEER products, and an escalation in raw material costs. Cost of goods sold as a percentage of net sales, excluding the impact of these items, decreased for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This decrease in cost of goods sold as a percentage of net sales was attributable to the mix shift to 13-and-higher SEER products and our April 1, 2006 price increase, partially offset by commodity costs.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2006, were $110.3 million, a $30.8 million, or 38.7%, increase from $79.5 million for the six months ended June 30, 2005. Selling, general and administrative expenses for the six months ended June 30, 2006 increased partially due to expenses related to our Parent’s IPO. These expenses included costs associated with the termination of the management agreement with Apollo and acceleration of stock options for a total of $16.1 million. Excluding the IPO-related expenses, selling general and administrative expenses increased as a result of our expanding infrastructure, including resources for opening and operating new company-operated distribution centers and higher sales. As a percentage of net sales, selling, general and administrative expenses, excluding the IPO-related expenses, decreased for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease in selling, general and administrative expenses as a percentage of net sales was due to the leveraging of our existing selling, general and administrative infrastructure.

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2006, was $15.5 million, a $2.2 million increase from $13.3 million for the six months ended June 30, 2005. The increase was primarily due to higher depreciation expense related to recent capital purchases associated with the transition to the federally mandated 13 SEER minimum efficiency requirements and capacity expansion at our production facilities.

Operating profit. Operating profit for the six months ended June 30, 2006, was $76.7 million, a $45.0 million, or 142.0%, increase from the operating profit of $31.7 million reported for the six months ended June 30, 2005. Operating profit for the six months ended June 30, 2005, was negatively impacted by the $39.6 million non-recurring, non-cash charge incurred in connection with the step-up in inventory basis, offset by the $2.0 million gain on commodity derivatives. Operating profit for the six months ended June 30, 2006, was negatively impacted by the $16.1 million IPO-related expenses discussed above. Operating profit, excluding these one-time occurrences, would have increased for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase, excluding the effect of the one-time occurrences, was primarily due to higher margins from increased sales volume and the increased proportion of 13-and-higher SEER products sold, partially offset by escalations in commodity costs and increases in selling, general and administrative expenses.

Interest expense, net. Interest expense, net for the six months ended June 30, 2006, was $41.6 million, an increase of $4.9 million from $36.7 million reported for the six months ended June 30, 2005. Interest expense was unfavorably impacted by the $1.4 million premium paid for the early pay-down of debt resulting from our Parent’s initial public offering, and the related acceleration of deferred financing costs in the amount of $2.3 million.

Provision for (benefit from) income taxes. The income tax provision for the six months ended June 30, 2006, was $13.1 million, an increase of $14.9 million compared to an income tax benefit of $1.8 million for the six months ended June 30, 2005. The effective tax rate for the six months ended June 30, 2006 and June 30, 2005, was 37.0% and 38.5%, respectively. The effective tax rate was lower as a result of recent tax legislation allowing deductions for certain domestic production activities.

Liquidity, Capital Resources and Off-balance Sheet Arrangements

As of June 30, 2006, we had cash and cash equivalents of $7.3 million and working capital of $382.4 million, excluding current maturities of long-term debt of $3.5 million, and the ability to borrow $77.8 million under our revolving credit facility. We have funded, and expect to continue to fund, operations through cash flows generated by operating activities and borrowings under our revolving credit facility. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs over the next 12 to 24 months. Our future liquidity requirements will be for working capital, capital expenditures and general corporate purposes.

Operating activities. For the six months ended June 30, 2006, we used $81.7 million of cash from operations compared to $25.5 million of cash used by operations for the six months ended June 30, 2005. Cash from operations for the six months ended June 30, 2006 was negatively impacted by higher inventory as a result of the industry shift to the more costly 13-and-higher SEER products and increased commodity costs. Also affecting cash flows from operations were increases in accounts receivable due to the rise in sales volumes, offset by higher net income and higher accounts payable and accrued expenses. Cash used in operations for the six months ended June 30, 2005 resulted from higher accounts receivable and inventories, offset by increases in accounts payable and accrued expenses.

Investing activities. For the six months ended June 30, 2006, cash used in investing activities was $21.4 million compared to $6.9 million for the six months ended June 30, 2005. This usage was primarily due to capital expenditures of $21.4 million and $10.5 million for the six months ended June 30, 2006 and the six months ended June 30, 2005, respectively. The increased capital expenditures for the six months ended June 30, 2006 were attributable primarily to the new product platform projects and capacity expansion within our factories.

Financing activities. For the six months ended June 30, 2006, $86.7 million was provided from financing activities compared to $35.4 million provided by financing activities for the six months ended June 30, 2005. Financing activities for the six months ended June 30, 2006 was primarily due to the receipt from related-party payable as a result of our Parent’s initial public offering and the borrowing under the revolving credit facility of $61.8 million, offset by the repayments of long-term debt of $72.5 million. The amount from the related party payable was used to repay long term debt of $70.7 million, to pay the fee associated with the termination of the management agreement with Apollo of $16.0 million and to pay other IPO-related expenses. Amounts borrowed under the revolving credit facility were used to meet our increased working capital needs resulting from higher production as this is our peak-cooling season and higher costs of inventory due to the 13 SEER minimum efficiency shift as well as increases in raw material costs. Financing activities for the six months ended June 30, 2005 included the borrowing of $34.9 million of our revolving credit facility and a working capital adjustment of $1.3 million, offset by repayments of long-term debt of $1.8 million.

On April 11, 2006, our Parent completed the initial public offering of its common stock. Our Parent offered 20.9 million shares and selling shareholders sold an additional 6.1 million shares, which includes 3.5 million shares sold by selling shareholders pursuant to the exercise of the underwriters’ over-allotment option. Before expenses, our Parent received proceeds of approximately $354.5 million. These proceeds were used to redeem all of our Parent’s outstanding Series A Preferred Stock including associated accrued dividends and to satisfy the fee resulting from the termination of our management agreement with Apollo. An additional amount was used to redeem $70.7 million of our floating rate notes.

Recent Accounting Pronouncements

Subsequent to the Acquisition, our Parent adopted the 2004 Stock Option Plan. Under this plan, as amended, 4,798,752 shares of the authorized but unissued shares of our Parent’s common stock have been reserved for issuance. The plan permits the grant of options to purchase shares of our Parent’s common stock to eligible employees, consultants, and directors. As of June 30, 2006, our Parent has granted 4.7 million options that vest in installments through 2009. No additional options to purchase shares of common stock will be granted under the 2004 Stock Option Plan. During the first quarter of 2006, our Parent amended certain options granted on December 23, 2004, March 1, 2005 and April 18, 2005 to provide that the installment, which would otherwise become vested with respect to the fiscal year 2009 upon attaining certain financial performance targets, became vested upon consummation of an initial public offering, which occurred in April of 2006. The amendment also allows for the payment of the exercise price through the surrender of previously owned shares of our Parent’s common stock or cashless exercise, which will be assisted by a broker.

On February 1, 2006, our Parent adopted the 2006 Incentive Award Plan. Under this plan, 1,895,086 shares of the authorized but unissued shares of our Parent’s common stock have been reserved for issuance. In addition, shares of common stock that remain available for future option grants under the 2004 Stock Option Plan and shares underlying any existing grants under the 2004 Stock Option Plan that are forfeited will be available for issuance under the 2006 Incentive Award Plan. The plan permits the grant of stock-based compensation awards to eligible employees, consultants and directors. The 2006 Incentive Award Plan provides for a variety of such awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance share awards, performance stock unit awards, performance-based awards or stock payment awards. As of June 30, 2006, approximately 11,000 shares of restricted stock of our Parent have been issued under the 2006 Plan. These restricted shares may not be sold or otherwise transferred until restrictions have lapsed, which will occur one year after the date of grant. The weighted average grant date fair value of the restricted shares granted as of June 30, 2006 is $18.37. Recorded compensation costs for these shares for the three and six months ended June 30, 2006 is not material. As of June 30, 2006, 20,000 options also have been granted under this plan.

Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB No. 25) and had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, as amended. Under APB No. 25, no stock-based compensation cost was reflected in net income for grants of stock options to employees because our Parent grants stock options with an exercise price equal to the estimated market value of the stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of the date of adoption based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to the date of adoption will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with SFAS No. 123(R), results of prior periods have not been restated.

As a result of adopting SFAS No. 123(R), we recognized compensation expense of $1.1 million ($0.7 million after tax) and $1.7 million ($1.1 million after tax) during the three and six month periods ended June 30, 2006, respectively, which is included in selling, general and administrative expenses (pre-tax) in the accompanying unaudited Consolidated Condensed Statement of Operations for the period ended June 30, 2006. Included in compensation expense for the three and six months ended June 30, 2006 discussed above, is $0.7 million related to the 381,331 stock options that vested at the consummation of our Parent’s initial public offering in April of 2006. The adoption had no net effect on our Consolidated Condensed Statements of Cash Flow for the period ended June 30, 2006.

The effect on net income if we had applied the fair value recognition provisions of SFAS No. 123 to the options granted under our Parent’s stock option plan for the three and six months ended June 30, 2005 would have been none and $0.2 million, net of tax, respectively. As of January 1, 2006, we adopted SFAS No. 123(R) thereby eliminating pro-forma disclosure for the period subsequent to the adoption. For purposes of this disclosure, the value of the options is estimated using a Black-Scholes-Merton option valuation model and amortized to the expense over the options’ vesting period.

As of June 30, 2006, the total compensation cost related to nonvested awards not yet recognized in our Consolidated Condensed Statement of Operations is $5.4 million. This amount will be recognized on a weighted average period of 2.7 years.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (SFAS 109). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact the adoption of FIN 48 will have on our financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to price risk as it relates to our principal raw materials: copper, aluminum and steel. In 2005, we spent over $212.8 million on these raw materials, and their cost variability can have a material impact on our results of operations. During the second quarter of 2006, we entered into collars for a portion of our 2006 copper and aluminum supply to substantially reduce the variability of our purchase price for these commodities. These collars, which expire on December 31, 2006, have a notional amount of $102.1 million and a fair value as a liability of $13.0 million. The impact of a 10% change in commodity prices would not have a material effect on our statement of operations. Our actual results may differ materially from the results discussed above.

We continue to monitor and evaluate the prices of our principal raw materials and may decide to enter into other hedging arrangements in the future.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

There have been no material developments in the quarterly period ending June 30, 2006 to the proceedings described in our December 31, 2005 Annual Report on Form 10-K. See Note 8 of the Notes to the Consolidated Condensed Financial Statements for the discussion on legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the disclosure related to risk factors made in our December 31, 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

Goodman Global Holdings, Inc.

Date: August 10, 2006	/s/ Lawrence M. Blackburn
Lawrence M. Blackburn
Executive Vice President and
Chief Financial Officer