Form 10-K
period 2006-12-31
Goodman Global Holdings, Inc.
filed 2007-03-30
CIK 1337982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-128462

GOODMAN GLOBAL HOLDINGS, INC.

(Exact name of registrant as specified in our charter)

Delaware	20-1932202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2550 North Loop West, Suite 400 Houston, Texas	77092
(Address of principal executive offices)	(Zip code)

(713) 861-2500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant is a wholly-owned subsidiary of Goodman Global, Inc. As of June 30, 2006, there were no shares of voting or non-voting common equity held by non-affiliates of the registrant. As of March 26, 2007, 100 shares of the registrant’s common stock, $0.10 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Registrant meets the conditions set forth in General Instruction I1(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

GOODMAN GLOBAL HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006

-i-

PART I

Forward Looking Statements

This annual report contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Forward-looking statements also include statements about the following subjects:

•	changes in weather patterns and seasonal fluctuations;

•	changes in customer demand relating to the 13 Seasonal Energy Efficiency Rating, or “SEER,” federally mandated minimum efficiency standard;

•	the maturation of our new company-operated distribution centers;

•	increased competition and technological changes and advances;

•	increases in the cost of raw materials and components;

•	our relations with our independent distributors; and

•	damage or injury caused by our products.

Although forward-looking statements reflect management’s good faith beliefs, they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the impact of general economic conditions in the regions in which we do business; general industry conditions, including competition and product, raw material and energy prices; the realization of expected tax benefits; changes in exchange rates and currency values; capital expenditure requirements; access to capital markets and the risks and uncertainties described in Item 1A, “Risk Factors.”

Market and Industry Data

Unless otherwise indicated, information contained in this annual report concerning the heating, ventilation and air conditioning, or “HVAC,” industry or market refers to the residential and light commercial sector within the domestic HVAC industry. Our general expectations concerning such industry and its segments and our market position and market share within such industry and its segments are derived from data from various third-party sources. In addition, this annual report presents similar information based on management estimates. Such estimates are derived from third-party sources as well as data from our internal research and on assumptions made by us, based on such data and our knowledge of the HVAC industry, which we believe to be reasonable. Although we are not aware of any misstatements regarding any industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those described in Item 1A, “Risk Factors.”

Unless otherwise noted, the terms “company,” we,” “us,” and “our” refer to Goodman Global Holdings, Inc. and our consolidated subsidiaries.

ITEM 1.	Business

Our History

Harold Goodman founded our business in 1975 with the intention to design and manufacture a product that would simplify the installation of central air conditioning. Our first product offering was flexible duct which offered several benefits over the standard metal duct that was predominantly used at the time. We expanded on the success of this initial product and entered the air conditioning equipment distribution business in 1980 and then the air conditioning equipment manufacturing business in 1982. Since our beginning, we have experienced rapid, mostly organic growth, yet maintained our core competency of manufacturing quality products at low costs that we believe provide a profitable and compelling value proposition for installing contractors, which we refer to throughout this annual report as “dealers,” while allowing distributors to achieve their profit goals. In 1984, we began manufacturing heat pumps and introduced our first gas furnaces in 1985, light commercial package units in 1988 and commercial air conditioning products in 1990. In 1997, we acquired the appliance and HVAC manufacturing operations of Amana Refrigeration, Inc. from Raytheon Company. This acquisition offered us a line of premium branded appliance and HVAC products. An affiliate by common ownership controlled the brand name and the appliance operations of Amana. The non-HVAC operations of Amana were sold to Maytag Corporation in 2001. Charles Carroll became our President and Chief Executive Officer in September 2001 and has significantly expanded and enhanced our management team since joining us. Mr. Carroll assembled a management team that has over 110 years of industry and related experience. During the past five years, our management team has strengthened our balance sheet by reducing inventory, decreasing costs, improving productivity and increasing customer satisfaction and market share.

On December 23, 2004, Apollo Management, L.P., or “Apollo,” through its affiliate, Frio Holdings LLC acquired our business from Goodman Global Holdings, Inc., a Texas corporation, which we refer to throughout this annual report as “the Seller,” pursuant to which we acquired all of the equity interests of the direct and indirect operating subsidiaries held by the Seller and substantially all of the assets and liabilities of the Seller, other than certain excluded assets and certain excluded liabilities. We refer to this transaction throughout this annual report as the “Acquisition.” We were incorporated in 2004 as a Delaware corporation.

In connection with the Acquisition, affiliates of Apollo, certain trusts related to members of the Goodman family, which we refer to throughout this annual report as the “Goodman family trusts,” and certain members of our senior management contributed approximately $477.5 million in cash to our parent, Goodman Global, Inc., in exchange for equity, which consisted of $225.0 million of our parent’s Series A preferred stock and $252.5 million of our parent’s common stock. This amount was in turn contributed to us, as common equity, which we refer to throughout this annual report as the “Equity Contribution.” As part of the Equity Contribution, the Goodman family trusts invested approximately $101.0 million and members of our senior management invested approximately $18.2 million in us. In exchange for the Equity Contribution, affiliates of Apollo, the Goodman family trusts, and certain members of our senior management received a combination of our parent’s common stock and our parent’s Series A preferred stock. On December 23, 2004, in connection with the Acquisition, we issued $250.0 million in aggregate principal amount of Senior Floating Rate Notes due 2012, or the “floating rate notes,” and $400.0 million in aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2012, or “fixed rate notes,” in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, which, together, we refer to throughout this annual report as the “notes offering.” In connection with the notes offering, we also entered into our senior secured credit facilities, which together with the Acquisition, Equity Contribution and the notes offering, we refer to throughout this annual report as the “Transactions.”

General

We are the second largest domestic manufacturer of heating, ventilation and air conditioning products for residential and light commercial use based on unit sales. Our activities include engineering, manufacturing, assembling, marketing and distributing an extensive line of HVAC and related products. Our products are predominantly marketed under the Goodman® and Amana® brand names. The Goodman® brand is one of the leading HVAC brands in North America and caters to the large segment of the market that is price sensitive and desires reliable and low-cost climate comfort, while our premium Amana® brand includes enhanced features such as higher efficiency and quieter operation. For the year ended December 31, 2006, we generated net sales of $1,794.8 million, a 14.7% increase as compared to prior year net sales.

We currently sell our products through a North American distribution network with more than 750 total distribution points comprised of 139 company-operated distribution centers and approximately 120 primarily exclusive independent distributors selling our products in more than 625 of their locations. For the year ended December 31, 2006, approximately 60% of our net sales were made through company-operated distribution centers and our direct sales force with the remainder made through independent distributors. Our company-operated distribution centers in key states such as Texas, California, Arizona, Nevada and Florida provide us direct access to large and fast growing regions in North America and enable us to maintain a significant amount of market intelligence and control over how our products are distributed. Our independent distributors, many of which have multiple locations and most of which exclusively sell our products, enable us to more fully serve other major sales areas and complement our broad distribution network. We offer our independent distributors incentives to promote our brands, which allow them to provide dealers with our products at attractive prices while meeting their own profit targets. We believe that our growth is attributable to our strategy of providing quality, value-priced products through an extensive, growing and loyal distribution network.

We operate three manufacturing and assembly facilities in Houston, Texas, two in Tennessee, one in Arizona, and one in Florida totaling approximately 2 million square feet. Since 1982, our unit volume sales and market share have grown to surpass all but one of our competitors in the residential and light commercial HVAC sector.

Industry

The U.S. residential and light commercial HVAC industry is estimated at approximately $18.3 billion in annual sales and approximately 10 million units shipped in 2006. The top five domestic manufacturers represent over 80% of unit sales. Overall, the industry is characterized by relatively stable long-term growth, a well-established, fragmented distribution system, significant challenges for new entrants and compelling growth opportunities related to changes in minimum SEER efficiency standards for central air conditioners and heat pumps that went into effect on January 23, 2006. We believe the market shares of the large, incumbent industry participants have been relatively stable in recent years, although we have continued to gain market share.

Stable, Long-Term Industry Growth. On a unit basis, the HVAC industry has grown at a compounded annual growth rate of approximately 2.9% over the last 20 years, driven primarily by increased central air conditioning penetration in both existing and new homes. According to the U.S. Census Bureau, in 2005, the latest year for which statistics are available, 89% of new single-family homes completed were equipped with central air conditioning, up from 70% in 1985, and 93% of multi-family units completed were equipped with air conditioning, up from 88% in 1985. In the U.S. Census Bureau’s South Region, which accounted for 50% of housing units completed, air conditioning was installed in approximately 99% of new single-family homes. The U.S. Census Bureau reported 1.9 million privately-owned housing units were completed during 2005 and the percentage of homes completed with greater than 2,400 square feet increased to approximately 42% in 2005 from approximately 17% in 1985.

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

Highly Fragmented Customer Base. HVAC manufacturers sell to a highly fragmented two-tier distribution system, as no single distributor represents a large share of industry-wide HVAC sales. Additionally, the distributors’ customer base is a fragmented group of independent dealers across the country that buy HVAC units from distributors and install them for the ultimate end user. There is limited pricing transparency to the end user due to this tiered distribution system.

We believe that dealers become increasingly loyal as they become accustomed to the installation and service of a particular product and brand. Therefore, dealers prefer distributors that continue to carry a specific manufacturer’s product and prefer product lines that do not change dramatically so that retraining is not required. If a distributor changes the brand of products it carries, that distributor risks alienating dealers who have customized their operations to maximize their efficiency in sourcing and installing the discontinued brand. This distributor/dealer dynamic further encourages independent distributors to continue carrying a specific manufacturer’s products.

Significant Challenges for New Entrants. The HVAC industry is characterized by a fragmented distribution system, high switching costs for distributors and dealers and the need for sufficient production volume to generate economies of scale. Distributors and dealers are unlikely to switch manufacturers as a result of expenses associated with inventory stocking, marketing material and personnel training requirements. Distributors and dealers also value an established brand with an extensive history to ensure reliable warranty coverage for the end user. As manufacturers build scale, they benefit from a broader distribution network and more efficient manufacturing.

We believe domestic manufacturers represented over 95% of unit shipments in 2005, as competition from foreign manufacturers has remained limited. Foreign manufacturers are presented with logistical challenges, due to the expense of shipping HVAC products, as well as other business challenges resulting from differences in consumer preferences for single room HVAC systems abroad versus central systems domestically. Additionally, labor costs represent a small percentage of our total costs of goods sold, making it less economical to capitalize on overseas labor efficiencies, particularly given the added cost of transporting products from outside North America. While foreign competition is limited, HVAC manufacturers do source a significant amount of their components overseas which serves to reduce costs of goods sold and increase margins.

13 SEER Transition Opportunity. The key legislation governing the HVAC industry is the National Appliance Energy Conservation Act of 1987 and related regulations from the U.S. Department of Energy, or “DOE.” Energy efficiency in air conditioning products is measured by a SEER. Effective January 23, 2006, the federally mandated minimum efficiency standard for central air conditioners and heat pumps manufactured in the United States increased from 10 to 13 SEER, a regulatory change we actively supported. For the year ended December 31, 2006, approximately 21% of industry unit sales were from products that were below 13 SEER compared to 90% in 2004. As 13 SEER products generally have higher price points, we believe that industry revenues will increase, consumers will become more price sensitive and demand will shift more heavily toward the value sector of the market.

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

Our HVAC products are outlined in the following table and summarized below.

Product line	Size(1)	Efficiency(2)
Split systems:
Air conditioners	1.5 to 10 Tons	10 to 16 SEER
Heat pumps	1.5 to 10 Tons	10 to 16 SEER
Gas furnaces	45,000–140,000 BTUH	80 to 96% AFUE
Packaged units(3):
Gas/electric	2 to 10 Tons	10 to 13 SEER
Electric/electric (A/C)	2 to 10 Tons	10 to 13 SEER
Electric/electric (heat pump)	2 to 5 Tons	10 to 13 SEER
Air handlers	1.5 to 5 Tons	NA
PTAC(3):
A/C & electric heat coil	7,000 to 15,000 BTUH	9.5 to 12.8 EER
Heat pump	7,000 to 15,000 BTUH	9.3 to 12.8 EER
Evaporator coils	1.5 to 5 Tons	NA
Flexible duct	3” to 22”	R-4.2, 6, 8

(1)	Based on cooling tons of thousands of British Thermal Units Per Hour (BTUH). 12,000 BTUH = 1 ton.
(2)	Measure of a product’s efficiency used to rate it comparatively and to calculate energy usage and cost: SEER—Seasonal Energy Efficiency Rating; AFUE—Annual Fuel Utilization Efficiency; EER—Energy Efficiency Rating. R-value is a comparative measure of thermal resistance used to quantify insulating properties.
(3)	Products with commercial product characteristics and certain other products are not subject to the 13 SEER minimum efficiency standards.

Split-system air conditioners and heat pump units. A split-system air conditioner consists of an outdoor unit that contains a compressor and heat transfer coils and an indoor heat transfer unit with ducting to move air throughout the structure. A split-system heat pump is similar to a split-system air conditioner, but also includes a device that reverses the flow of refrigerant and thus heats when heating is required and cools when cooling is required.

Gas furnaces. A gas furnace is typically used with a ducting system to heat indoor air. Furnaces use a natural gas-fueled burner and a heat exchanger to heat air and a blower to move the heated air throughout a structure through ducting.

Packaged units. A packaged unit consists of a condensing unit and an evaporator coil combined with a gas or electric heat source in a single, self-contained unit. It is typically placed outside of the structure on a ground slab or roof.

Air handlers. An air handler is a blower device used in connection with heating and cooling applications to move air throughout the indoor comfort control system.

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

Other. Other products include flexible duct and other HVAC related products and accessories.

Distribution Network

In 2006, we sold our products through a North American distribution network with over 750 total distribution points currently comprised of 139 company-operated distribution centers and approximately 120 independent distributors who sell our products in more than 625 of their locations. For the year ended December 31, 2006, approximately 60% of our net sales were made through company-operated distribution centers and our direct sales force while the remaining 40% of our net sales were made through our independent distributors. Our distribution strategy consists of maintaining broad geographic coverage and strong distributor and dealer relationships.

We operate company-operated distribution centers in key growth states such as Texas, California, Arizona, Nevada and Florida. This strategy provides us direct access to large and fast growing regions in North America and allows us to maintain a significant amount of control over the distribution of our products. Our company-operated distribution center network provides us with considerable operational flexibility by giving us (i) direct access to dealers which provides us continuous, real-time information regarding their preferences and needs, (ii) better control over inventory through direct information flow which allows us to market our full line of products in our company-operated distribution centers, (iii) the ability to manage margins at our discretion, (iv) an additional channel in which to conduct market tests of new products and (v) the ability to introduce new products broadly and quickly. Our company-operated distribution centers employ a low-cost distribution strategy to provide competitive pricing. Since the beginning of 2004, we added 46 net new company-operated distribution centers across North America, resulting in an approximate 49% increase in our company-operated distribution center base. We expect to continue to seek opportunities to expand our company-operated distribution center footprint in targeted North American markets.

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

We maintain an extensive independent distributor network, which provides us access to major sales areas not addressed by our company-operated distribution centers. We have maintained longstanding relationships with our leading distributors. We seek to effectively align the incentives of our independent distributors, while avoiding expensive brand marketing campaigns, through the following programs:

•

Mark-up Rebate Programs: We offer distributor rebates that are inversely related to the distributor’s markup, thus motivating distributors to meet certain pricing targets to the dealers. This program is structured to encourage distributors to pass on lower equipment costs to dealers in order to drive market share expansion while preserving the distributors’ margins. Through this program we are able to encourage low final prices of our products to the ultimate consumer.

•

Inventory Consignment: We provide inventory on consignment to many of our independent distributors. This strategy positions finished goods from our factories directly in the market to be sold as demand requires. Under the consignment program, we carry the cost of appropriate finished goods inventories until they are sold by the distributors, which substantially reduces their investment in inventory and allows us to more easily develop new distributor relationships. We also benefit from reduced warehousing costs.

•

New Dealer Program: We offer a program through which dealers tour our manufacturing and research facilities, are educated on our products, review our quality control process and meet with our engineers and management. This interaction allows us to provide visual reinforcement of the quality and care taken in the manufacture of our products. The program also provides us with the opportunity to garner direct feedback from dealers on end user receptivity to current products, as well as gauge the dealers’ interest in future products ahead of a broader product introduction.

Our independent distributor network provides us market access where we do not employ company-operated distribution centers. Independent distributors are typically selected and retained on the basis of (i) a demonstrated ability to meet or exceed performance targets, (ii) a solid financial position and (iii) operating with a low-cost structure and competitive pricing. Our selection process coupled with our incentive programs, which make switching costs high, has resulted in a low distributor turnover rate. Since the beginning of 2004, we added approximately 100 new independent distributor locations through the addition of new distributors or the expansion of existing distributors.

We also seek to broaden our customer base by developing new customer relationships with national homebuilders and further developing our customer relationships with large national and regional homebuilders. We believe these relationships will increase sales and continue to add credibility and visibility to our brand names and products.

Manufacturing

We operate three manufacturing and assembly facilities in Houston, Texas, two in Tennessee, one in Arizona and one in Florida, totaling approximately 2 million square feet. At all of our manufacturing facilities, we focus on low-cost production techniques and technology to continually reduce manufacturing costs while improving product quality. Our low-cost design is one of the key drivers of our value proposition. We believe we have sufficient capacity to achieve our business goals for the foreseeable future without the need for further expansion.

Our manufacturing process is designed to minimize raw materials, component and in-process inventory levels. To achieve this goal, we have standardized many of the production components (e.g., heat exchangers, compressors and coils), which enables us to quickly retool our facilities in order to meet the demand for various products. In addition, we employ a demand flow manufacturing process which coordinates the production of each component thereby minimizing raw materials and in-process inventories. We utilize a mix of automated and manual processes to help ensure efficiency and lower costs.

Given the high level of industry competitiveness, product quality is key to maintaining a leading market position. The quality assurance process begins with the supplier. Incoming supply shipments are tested to ensure procured items meet engineering specifications. Purchased components are tested for quality before they enter production lines and are continuously tested as they progress through the manufacturing process. During fabrication, several audits are performed to ensure a quality product and process. We test paint application, electrical integrity, leak status, and controls in addition to conducting run tests under normal and moisture controlled conditions. In order to further monitor product quality, each manufactured finished good includes a customer questionnaire card bearing two quality inspection stamps or signatures. The installing dealer generally completes the questionnaire cards. Accompanying each product are parts warranties that provide terms which generally last longer than our competitors’.

We operate two logistics centers, the Houston Logistics Center (a freestanding center) and the Fayetteville Center (a logistics center in the Fayetteville, Tennessee facility). The manufacturing plants feed finished products into these two logistics centers for deployment into the distribution channels. As the distribution network provides point of sale information, these logistics centers deploy products into the marketplace as demand dictates. The Quietflex product is distributed to customers from Quietflex-related manufacturing and assembly facilities located in Houston, Phoenix, Groveland, Florida and Dayton, Tennessee.

Raw Materials and Purchased Components

We purchase most of our components, such as compressors, motors, capacitors, valves and control systems, from third-party suppliers. In order to maintain low input costs, we also manufacture select components when it is deemed cost effective. We also manufacture heat transfer surfaces and heat exchangers for our units.

Our primary raw materials are steel, copper and aluminum, all of which are purchased from third parties. In 2006, we spent over $357.0 million on these raw materials, and their cost variability can have a material impact on our results of operations. Despite rising raw material prices since 2004, we believe that our manufacturing efficiencies result in unit costs that compare favorably to those of our competitors. We expect to benefit if raw material prices decline from their current levels which are high compared to historical averages. To help address increases in commodity costs in addition to price increases implemented in September 2004 and January 2005, we announced price increases effective April 1, 2006 and October 1, 2006. The realized price increases in 2006 added approximately 3% to our revenue base.

In order to enhance raw material price stability, we monitor principal raw material prices and strategically enter into commodity forward contracts and hedges for the purchase of certain raw materials. We entered into commodity hedges for both aluminum and copper for 2005 and 2006, which expired at the end of each respective year. We have entered into commodity hedges for a portion of our 2007 copper and aluminum supply. Our procurement initiatives include leveraging our buying power on a global basis to improve purchasing efficiency, reducing the number of suppliers and improving supplier logistics. While we typically concentrate our purchases for a particular material or component with one or two suppliers, alternative suppliers are available and have been identified if we need to procure key raw materials and components.

Where feasible, we solicit bids for our material and component needs from multiple suppliers. Supplier selection is based primarily on cost, quality and delivery requirements. For example, as part of our process in selecting suppliers, we test the supplier’s products to ensure compliance with our specifications and strict quality guidelines. After selecting suppliers, we execute short- and long-term agreements by which we seek to ensure availability and delivery of requisite supplies. As products arrive at our facilities, they are randomly tested to ensure continued compliance with our strict specifications and quality guidelines. We also work with suppliers to develop effective components with lower part counts and easier assembly, resulting in improved quality and reduced costs. We cooperate with suppliers to identify opportunities to substitute lower-cost materials without compromising quality, durability or safety.

In 2006, our top ten suppliers accounted for approximately 73% of our supply expenditures. We believe we have strong and longstanding relationships with many of our suppliers. We utilize suppliers known for quality products.

Sales and Marketing

Our strategy is to maintain a lean sales and marketing staff, focused primarily on traditional products, in order to derive the greatest value from our marketing budget while minimizing overhead costs. Our longstanding distributor relationships, low turnover rates and company-operated distribution center footprint allow us to implement our sales and marketing strategy with a modest corporate staff. Our corporate sales and marketing staff monitors market information, develops programming and provides distributors with the promotional materials they need to sell our products. We review the need for additional sales and marketing staff as business opportunities arise.

Our primary HVAC products are marketed under the Goodman®, Amana® and Quietflex® brand names. Our Goodman® branded products cater to the large segment of the market that is price sensitive and desires reliable and low cost comfort. We position the Goodman® brand as the top selling residential and light commercial HVAC brand in North America and as the preferred brand for quality HVAC equipment at low prices. Our premium Amana® branded products include enhanced features such as higher efficiency and quieter operation and generally longer warranties. The Amana brand is positioned as the “great American brand” that outlasts the rest, highlighting durability and long-life. The Quietflex® brand is a recognized brand of flexible duct. Our products and brands are marketed for their quality, low cost, ease of installation, superior warranty and reliability.

Weather and Seasonality

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

Although there is demand for our products throughout the year, in each of the past three years approximately 56% to 58% of our total sales occurred in the second and third quarters of the fiscal year. Our peak production occurs in the first and the second quarters in anticipation of our peak sales quarters.

Customers

Our customers consist primarily of (i) distributors who supply independent dealers who install our products for the ultimate end user and (ii) independent dealers when selling through our company-operated distribution centers. We also sell PTAC products directly to the light commercial sector, including hotels, motels and assisted living facilities.

We have a diverse and fragmented customer base in key regions throughout the United States. In 2006, no independent distributor accounted for more than 6% of our net sales. We believe the loss of any single distributor would not have a material effect on our business and operations. Our top ten independent distributors accounted for approximately 22% of our net sales in 2006. Our sales, marketing and distribution strategy focuses on keeping prices low to the dealer, while allowing distributors to achieve their profit goals.

Research and Development

We maintain an engineering and research and development staff whose duties include testing and improving existing product lines and developing new products. Company-sponsored research and development expense was $8.0 million, $8.8 million and $8.8 million for the years ended December 2004, 2005 and 2006, respectively. Research and development is conducted at our facilities in Houston, Texas, Fayetteville, Tennessee and Dayton, Tennessee. Research and development is focused on maintaining product competitiveness by improving the cost of manufacture, safety characteristics, reliability and performance while ensuring compliance with governmental standards. The engineering staff focuses its cost reduction efforts on standardization, size and weight reduction, the application of new technology and improving production techniques. Our engineering staff maintains close contact with marketing and manufacturing personnel to ensure that their efforts are in line with market trends and are compatible with manufacturing processes.

Information Systems

We use software packages from major publishers to support business operations: MAPICS for manufacturing, order processing, payroll and finance; PkMS for logistics center operation; Kronos for time and attendance reporting; and Mincron for company-operated distribution operations. The major business systems operate on an IBM AS/400 computer. In recent years, we have improved our systems by installing the current version of MAPICS to improve service and data accuracy, converting Quietflex operations to use MAPICS, implementing a bar code-based control system at our Houston Logistics Center and Fayetteville Logistics Center, and completing the installation of Mincron into our company-operated distribution centers. Our company-operated distribution centers provide us with significant, real-time information that allows us to monitor the trends in our business and to rapidly respond to changes in the markets we serve to capitalize on potential growth opportunities. We developed and use a custom application system that computes optimal replenishment quantities of equipment and parts into our company-operated distribution centers.

Independent distributors make use of our systems through Internet-based portals. This service gives distributors access to data, such as replacement part lists, and systems, such as the consigned inventory accounting function. Consumers make use of our Internet-based systems to obtain general and product-specific information and register products for warranty coverage. We also link our systems with those of our suppliers in order to manage the procurement of materials on a real-time basis. Each night, the programs recalculate component requirements, allowing faster notification of schedule changes to suppliers which greatly reduces our working capital requirements.

Competition

The production and sale of HVAC equipment by manufacturers is highly competitive. HVAC manufacturers primarily compete on the basis of price, depth of product line, product efficiency and reliability, product availability and warranty coverage. According to industry sources, the top five domestic manufacturers represented over 80% of the unit sales in the United States residential and light commercial HVAC market in 2005. Based on unit sales, we are the second-largest domestic manufacturer of HVAC equipment for residential and light commercial use. Our four largest competitors in this market are Carrier Corporation (a division of United Technologies Corporation), American Standard Companies (which includes Trane® and American Standard® brand products), Lennox International, Inc. and Rheem Manufacturing Company. A number of factors affect competition in the HVAC market, including the development and application of new technologies and an increasing emphasis on the development of more efficient HVAC products. In addition, new product introductions are an important factor in the market categories in which our products compete. Some of our competitors are large and have significantly greater financial, marketing and technical resources than we do. Although we believe we have been able to compete successfully in our markets to date, there can be no assurance that we will be able to do so in the future.

Patents and Trademarks

We hold a number of patents relating to the design and manufacture of our heating and air conditioning products. We generally endeavor to obtain patent protection for technology that we develop and will enforce such protection as appropriate. Our existing patents generally expire between 2009 and 2014. In connection with the marketing of our products, we have obtained trademark protection for all of our brand names. The trademark registration for these names have an initial term of 10 years, which are renewable for additional 10-year terms so long as the names are still being used by us for the purpose for which they were registered. We have a license to use the Amana brand name and related trademark in connection with our HVAC business. The Amana trademark is controlled by Whirlpool Corporation (subsequent to its acquisition of Maytag) which markets appliances under the Amana brand name. As part of the sale of the Amana appliance business to Maytag in 2001, we entered into a trademark license agreement with Maytag. The trademark license agreement expires in July 2011, with renewal terms available for a total of an additional 15 years. In addition, we possess a wide array of proprietary technology and know-how. We believe that our patents, trademarks, trade names, service marks and other proprietary rights are important to the development and conduct of our business as well as the marketing of our products. We vigorously protect these rights.

Employees

As of December 31, 2006, we had 4,878 full-time employees (3,922 hourly and 956 salaried employees). Of those, 3,202 employees were directly involved in manufacturing processes (assembly, fabrication, maintenance, quality assurance and forklift operations) at our seven manufacturing and assembly facilities. Our only unionized workforce is at our Fayetteville, Tennessee manufacturing facility, which we acquired with the 1997 acquisition of Amana. The 1,048 Fayetteville hourly employees are represented by the International Association of Machinist and Aerospace Workers. Although the Fayetteville facility has been unionized since the 1960s, there have been no work stoppages or strikes at the plant since 1978. The current contract will expire on December 5, 2009. We believe we have good relations with our employees.

Regulation

We are subject to extensive, evolving and often increasingly stringent international, federal, state, provincial and local laws and regulations.

Environmental Refrigeration Regulation. In 1987, the United States became a signatory to the Montreal Protocol on Substances that Deplete the Ozone Layer. The Montreal Protocol addresses the use of certain ozone depleting substances, including hydrochlorofluorocarbons, or “HCFCs,” a refrigerant commonly used for air conditioning and refrigeration equipment. The 1990 amendments to the Clean Air Act implement the Montreal Protocol and have been used by the U.S. Environmental Protection Agency, or “EPA,” to accelerate the phase-out of HCFCs between 2010 and 2020.

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

Efficiency Standards. We are subject to international, federal, state, provincial and local laws and regulations concerning the energy efficiency of our products, including, among others, the National Appliance Energy Conservation Act of 1987, as amended, or “NAECA”, the Canadian Energy Efficiency Act, and regulations promulgated under these acts. Energy efficiency in air conditioning products is measured by a SEER. A higher SEER indicates a lower amount of energy is required for the same amount of cooling capacity. Typical systems range from 10 SEER to 23 SEER, with 14 SEER and higher considered to be premium efficiency systems. Effective January 23, 2006, the U.S. federal minimum efficiency standard for central air conditioners and heat pumps manufactured in the United States increased from 10 SEER to 13 SEER under NAECA, a change we actively supported. We believe such a standard is beneficial to the environment and that our industry leading cost structure, and manufacturing expertise should allow us to capture additional market share. The U.S. Department of Energy is currently revising the national residential furnace standard. We have established processes that we believe will allow us to offer new products that meet or exceed these new national standards well in advance of implementation of the new standards.

Other Environmental, Health and Safety Matters. We are subject to extensive, evolving and often increasingly stringent international, federal, state, provincial and local environmental and health and safety laws and regulations, including, among others, NAECA, the Clean Air Act, the Clean Water Act, the Comprehensive Environmental, Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the Toxic Substances Control Act, the Canadian Energy Efficiency Act, and regulations promulgated under these acts. Many of these laws and regulations relate to the protection of human health and the environment, including those limiting the discharge of pollutants into the environment and those regulating the treatment, storage or disposal and remediation of releases of, and exposure to, hazardous wastes and hazardous materials. We believe that we are in substantial compliance with applicable environmental, health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. Certain environmental laws and regulations impose strict joint and several liability on potentially responsible parties, including past and present owners and operators of sites, to clean up, or contribute to the cost of cleaning up sites at which hazardous wastes or materials were disposed or released. We are currently, and may in the future be, required to incur costs relating to the investigation or remediation of such sites, including sites where we have, or may have, disposed of our waste.

As required by a March 15, 2001 Consent Order with the Florida Department of Environmental Protection, or “FDEP,” Pioneer Metals Inc., or “Pioneer,” our wholly-owned subsidiary, is investigating and pursuing, under FDEP oversight, the delineation of groundwater contamination at and around the Pioneer facility in Fort Pierce, Florida. Remediation has not yet begun. The ultimate cost for this remediation cannot be predicted with certainty due to the variables relating to the contamination and the appropriate remediation methodology, the evolving nature of remediation technologies and governmental regulations, and the inability to determine the extent to which contribution will be available from other parties, all of which factors are taken into account to the extent possible in estimating potential liability. We have reserved approximately $1.0 million as of December 31, 2006, for this matter. It is reasonably possible that the costs could substantially exceed this amount, although we do not believe that this matter is likely to have a material adverse effect on our business or financial condition, or results of operation.

We believe that this contamination predated Pioneer’s involvement with the Fort Pierce facility and that Pioneer has not caused or contributed to the contamination. Accordingly, Pioneer is pursuing litigation against former owners of the Fort Pierce facility in an attempt to recover its costs. At this time, we cannot estimate probable recoveries from this litigation.

We are also subject to various laws and regulations relating to worker health and safety. For example, in 2004, we entered into an agreement with the Occupational Safety and Health Administration, or “OSHA,” pursuant to which we are conducting certain corrective actions identified during an OSHA inspection of two of our facilities and paid a $277,000 penalty.

Although we do expect to incur expenses related to environmental, health and safety laws and regulations, based on information presently known to us, we believe that the future cost of complying with such laws and regulations and any liabilities associated with environmental, health and safety obligations will not have a material adverse effect on our business, financial condition or results of operation. However, we cannot assure you that future events, including new or stricter environmental or health and safety laws and regulations, related damage or penalty claims, the discovery of previously unknown environmental or health and safety conditions requiring investigation or remediation, more vigorous enforcement or a new interpretation of existing environmental or health and safety laws and regulations would not require us to incur additional costs that could be material.

Florida Office of Insurance Regulation. One of our subsidiaries, AsureCare Corp., a Florida corporation, is licensed as a service warranty association and regulated by the Florida Office of Insurance Regulation. As a Florida-domestic service warranty association, AsureCare Corp. is subject to regulation as a specialty insurer under certain provisions of the Florida Insurance Code. Under applicable Florida law, no person can acquire, directly or indirectly, more than 10% of the voting securities of a service warranty association or its controlling company, including our parent Goodman Global, Inc., without the written approval of the Florida Office of Insurance Regulation. Accordingly, any person who acquires, directly or indirectly, 10% or more of the common stock of Goodman Global, Inc., must first file an application to acquire control of a specialty insurer or its controlling company, and obtain the prior written approval of the Florida Office of Insurance Regulation. The application must be filed with the Florida Office of Insurance Regulation no later than five days after any form of tender offer or exchange offer is proposed, or no later than five days after the acquisition of securities or ownership interest if no tender offer or exchange offer is involved.

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

Weather fluctuations may adversely affect our operating results and our ability to maintain our sales volume. Our operations may be adversely affected by unseasonably warm weather in the months of November to February and unseasonably cool weather in the months of May to August, which has the effect of diminishing customer demand for heating and air conditioning and decreasing our sales volumes. Many of our operating expenses are fixed and cannot be reduced during periods of decreased demand for our products. Accordingly, our results of operations will be negatively impacted in quarters with lower sales due to such weather fluctuations. In addition, our sales volumes and operating results in certain regions can be negatively impacted during inclement weather conditions in these regions. For example, during the summer of 2004, several hurricanes and other tropical weather systems struck the southeastern United States resulting in an estimated $6.2 million reduction in our operating profit for 2004.

In addition, our quarterly results may vary significantly. Although there is demand for our products throughout the year, in each of the past three years approximately 56% to 58% of our total sales occurred in the second and third quarters of the fiscal year. Our peak production occurs in the first and the second quarters in anticipation of our peak sales quarters. Therefore, quarterly comparisons of our sales and operating results should not be relied on as an indication of future performance, and the results of any quarterly period may not be indicative of expected results for a full year.

Increased competition and technological changes and advances may reduce our market share and our future sales.

The production and sale of HVAC equipment by manufacturers is highly competitive. According to industry sources, the top five domestic manufacturers (including us) represented over 80% of the unit sales in the U.S. residential and light commercial HVAC market in 2005. Our four largest competitors in this market are Carrier Corporation (a division of United Technologies Corporation), American Standard Companies (which includes Trane® and American Standard® brand products), Lennox International, Inc. and Rheem Manufacturing Company. Several of our competitors may have greater financial and other resources than we have. A number of factors affect competition in the HVAC industry, including an increasing emphasis on the development of more efficient HVAC products. Existing and future competitive pressures may materially and adversely affect our business, financial condition or results of operations, including pricing pressure if our competitors improve their cost structure. In addition, our company-operated distribution centers face competition from independent distributors and dealers owned by our competitors, some of whom may be able to provide their products or services at lower prices than we can. We may not be able to compete successfully against current and future competition and current and future competitive pressures faced by us may adversely affect our profitability and performance.

There is currently an effort underway in the United States by several companies to purchase independent distributors and dealers and consolidate them into large enterprises. These consolidated enterprises may be able to exert pressure on us to reduce prices. Additionally, these new enterprises tend to emphasize their company name, rather than the brand of the manufacturer, in their promotional activities, which could lead to dilution of the importance and value of our brand names. Future price reductions and any brand dilution caused by the consolidation among HVAC distributors and dealers could have an adverse effect on our business, financial condition and results of operations.

Significant increases in the cost of raw materials and components have, and may continue to, reduce our operating margins. In addition, a decline in our relationships with key suppliers may have an adverse effect on our business.

Our operations depend on the supply of various raw materials and components, including steel, copper, aluminum, refrigerants, motors and compressors, from domestic and foreign suppliers. We do not typically enter into long-term supply contracts for raw materials and components. However, our suppliers may discontinue providing products to us at attractive prices, and we may be unable to obtain such products in the future from these or other providers on the scale and within the time frames we require. If a key supplier were unable or unwilling to meet our supply requirements, we could experience supply interruptions and/or cost increases which (to the extent that we are not able to find alternate suppliers or pass these additional costs onto our customers) could adversely affect our results of operations and financial condition. To the extent any of our suppliers experiences a shortage of components that we purchase, we may not receive shipments of those components and, if we were unable to obtain substitute components on a timely basis, our production would be impaired. For example, in the second quarter of 2004 we experienced supply interruptions for steel, copper and aluminum. These supply interruptions resulted in periodic production disruptions and higher transportation costs.

In 2004, commodity prices rose significantly to levels well above prices seen in the past decade. These commodity cost increases negatively affected our net income in 2004. Effective September 1, 2004, we increased prices by up to 5% on a majority of our products in response to these increases in commodity costs. Effective January 1, 2005, we further increased prices up to 7% on the majority of our products. Commodity costs have continued to increase. To help address the rise in commodity costs, we implemented price increases effective April 1, 2006 and October 1, 2006, with respect to certain of our products. However, these price increases may reduce demand for our products. A continued high level of commodity prices or a further increase in commodity prices could have a material adverse effect on our results of operations. In addition, we may not be able to further increase the price of our products or reduce our costs to offset the higher commodity prices.

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

Our operations also depend upon our ability to maintain our relations with our independent distributors. While we generally enter into contracts with our independent distributors, these contracts typically last for one to two years and can be terminated by either party upon 30 days’ notice. If our key distributors are unwilling to continue to sell our products or if our key distributors merge with or are purchased by a competitor, we could experience a decline in sales. If we are unable to replace such distributors or otherwise replace the resulting loss of sales, our business and results of operations could be adversely affected. For the year ended December 31, 2006, approximately 40% of our net sales were made through our independent distributors.

Damage or injury caused by our products could result in material liabilities associated with product recalls or reworks.

In the event we produce a product that is alleged to contain a design or manufacturing defect, we could be required to incur costs involved to recall or rework that product. In September 2004, we initiated a voluntary corrective action plan, or “CAP,” regarding a discontinued design of certain Amana®, Trane® and American Standard® brand PTAC units manufactured by one of our subsidiaries. Under the CAP, we will provide a new thermal limit switch to commercial and institutional PTAC owners. Installation of these switches will be at the commercial or institutional owners’ expense, except in special and limited circumstances (e.g., financial hardship). Pursuant to the CAP, we will pay the cost of installing the replacement switch for any individual homeowner having a PTAC unit in his/her residence. We have established a reserve relating to the CAP in an amount that we believe is appropriate. The costs required to recall or rework any defective products could be material, which may have a material adverse effect on our business. In addition, our reputation for safety and quality is essential to maintaining our market share. Any recalls or reworks may adversely affect our reputation as a manufacturer of quality, safe products and could have a material adverse effect on our results of operations.

We may incur material costs as a result of product liability or warranty claims that would negatively affect our profitability.

The development, manufacture, sale and use of our products involve a risk of product liability and warranty claims, including personal injury and property damage arising from fire, soot, mold and carbon monoxide. We currently carry insurance and maintain reserves for potential product liability claims. However, our insurance coverage may be inadequate if such claims do arise and any liability not covered by insurance could have a material adverse effect on our business. To date, we have been able to obtain insurance in amounts we believe to be appropriate to cover such liability. However, our insurance premiums may increase in the future as a consequence of conditions in the insurance business generally or our situation in particular. Any such increase could result in lower profits or cause the need to reduce our insurance coverage. In addition, a future claim may be brought against us which would have a material adverse effect on us. Any product liability claim may also include the imposition of punitive damages, the award of which, pursuant to certain state laws, may not be covered by insurance. Our product liability insurance policies have limits that if exceeded, may result in material costs that would have an adverse effect on our future profitability. In addition, warranty claims are not covered by our product liability insurance. Any product liability or warranty issues may adversely affect our reputation as a manufacturer of , safe, quality products and could have a material adverse effect on our business.

Our financial results may be adversely impacted by higher than expected tax rates, exposure to additional income tax liabilities and the adoption of new accounting pronouncements regarding income tax accounting.

Our effective tax rate is highly dependent upon the geographic composition of our earnings and tax regulations governing each region. We are subject to income taxes in multiple jurisdictions within the United States and Canada, and significant judgment is required to determine our tax liabilities. Our effective tax rate as well as the actual tax ultimately payable could be adversely affected by changes in the split of earnings between jurisdictions with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.

In fiscal 2007, we will adopt the provisions of the Financial Accounting Standards Board’s Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). We are still evaluating the effect FIN 48 will have on our consolidated statements of operations and consolidated balance sheets as implementation guidance is published. FIN 48 may require us to record our tax expense differently than we might otherwise have done so based on various estimates of probabilities of events. As a result, our tax expense may be more volatile than in the past or may be more volatile due to additional reasons. Such volatility in tax expense contributes to volatility in reported financial results.

The cost of complying with laws relating to the protection of the environment and worker safety may be significant.

We are subject to extensive, evolving and often increasingly stringent international, federal, state, provincial, municipal and local laws and regulations such as those relating to the protection of human health and the environment, including those limiting the discharge of pollutants into the environment and those regulating the treatment, storage, disposal and remediation of, and exposure to, solid and hazardous wastes and hazardous materials. Certain environmental laws and regulations impose strict joint and several liability on potentially responsible parties, including past and present owners and operators of sites, to clean up, or contribute to the cost of cleaning up sites at which hazardous wastes or materials were disposed or released.

We are currently, and may in the future be, required to incur costs relating to the investigation or remediation of such sites, including sites where we have, or may have, disposed of our waste. See Item 1, “Business—Regulation.”

We believe that we are in substantial compliance with applicable environmental laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. Nonetheless, we expect to incur expenses to maintain such compliance and it is possible that more stringent environmental laws and regulations, more vigorous enforcement or a new interpretation of existing laws and regulations could require us to incur additional costs and penalties. Further, existing or future circumstances, such as the discovery of new or materially different environmental conditions, could cause us to incur additional costs that could have a material adverse effect on our business, financial condition or results of operations.

We are also subject to various laws and regulations relating to health and safety. In October 2004, we reached an agreement with OSHA to resolve certain matters identified during an OSHA inspection at our Houston Furnace and Cooling plants. We did not admit any violations of the Occupational Safety and Health Act or OSHA standards, but we did agree, among other things, to address certain issues identified by OSHA during its inspection and to pay OSHA a penalty of $277,000. We have paid the penalty and are currently conducting certain actions required by this settlement, including the installation of certain machine guarding. We expect to make capital expenditures at these and other facilities to improve worker health and safety. Expenditures at these and any other facilities to assure compliance with OSHA standards could be significant, and we may become subject to additional liabilities relating to our facilities in the future. In addition, future inspections at these or other facilities may result in additional actions by OSHA.

Our products are also subject to international, federal, state, provincial and local laws and regulations. We are required to maintain our products in compliance with applicable current laws and regulations, and any changes which affect our current or future products could have a negative impact on our business and could result in additional compliance costs.

Effective January 23, 2006, U.S. federal regulations mandated an increase in the minimum SEER from 10 to 13 for central air conditioners and heat pumps manufactured in the United States. The required efficiency levels for our products may be further increased in the future by the relevant regulatory authorities. Any future changes in required efficiency levels or other government regulations could adversely affect our industry and our business.

We also currently use a refrigerant that the EPA is in the process of phasing out. We believe that neither the current regulations limiting refrigerants nor any reasonably anticipated phase-out of refrigerants will have a material adverse impact on our operations. See Item 1, “Business—Regulation.”

Labor disputes with our employees could interrupt our operations and adversely affect our business.

We are a party to a collective bargaining agreement with the International Association of Machinists and Aerospace Workers and Affiliates that, as of December 31, 2006, represented approximately 21% of our employees. This agreement covers all hourly employees at our manufacturing facility in Fayetteville, Tennessee and is scheduled to expire in December 2009. If we are unable to successfully negotiate acceptable terms with this union, our operating costs could increase as a result of higher wages or benefits paid to union members, or if we fail to reach an agreement with the union, our operations could be disrupted. Either event could have a material adverse effect on our business. In addition, there have been in the past, and may be in the future, attempts to unionize our non-union facilities. If employees at our non-union facilities unionize in the future, our operating costs could increase. See Item 1, “Business—Employees.”

Our business operations could be significantly disrupted if we lose members of our management team.

Our success depends to a significant degree upon the continued contributions of our executive officers and key employees, both individually and as a group. For example, we have longstanding relationships with most of our independent distributors. In many cases, these relationships have been formed over a period of years through personal networks involving our key personnel. The loss of these personnel could potentially disrupt these longstanding relationships and adversely affect our business. We have employment agreements with only two members of our senior management. Our future performance will be substantially dependent on our ability to retain and motivate our management. The loss of the services of any of our executive officers or key employees could prevent us from executing our business strategy.

We may be adversely affected by any natural or man-made disruptions to our distribution and manufacturing facilities.

We are a manufacturing company that is heavily dependent on our manufacturing and distribution facilities in order to maintain our business and remain competitive. Any serious disruption to a significant portion of our distribution or manufacturing facilities resulting from fire, earthquake, weather-related events, an act of terrorism or any other cause could materially impair our ability to manufacture and distribute our products to customers. Moreover, we could incur significantly higher costs and longer lead times associated with manufacturing or distributing our products to our customers during the time that it takes for us to reopen or replace damaged facilities. Many of our facilities are located at or near Houston, Texas, which is in close proximity to the Gulf of Mexico. This region is particularly susceptible to natural disruptions, as evidenced by the hurricanes in 2004 and 2005. If any of these events were to occur, our financial condition, results of operations and cash flows could be materially adversely affected.

If we are unable to access funds generated by our subsidiaries we may not be able to meet our financial obligations.

Because we conduct our operations through our subsidiaries, we depend on those entities for dividends, distributions and other payments to generate the funds necessary to meet our financial obligations. Legal and contractual restrictions in certain agreements governing current and future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. All of our subsidiaries are separate and independent legal entities and have no obligation whatsoever to pay any dividends, distributions or other payments to us.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our senior secured credit facilities, fixed rate notes and floating rate notes.

We now have and will continue to have a significant amount of indebtedness. This indebtedness exposes us to risks that some of our primary competitors, with less outstanding indebtedness, do not face. On December 31, 2006, we had $838.1 million of indebtedness outstanding, excluding approximately $34.4 million of letters of credit and up to $140.6 million of additional indebtedness that may be borrowed under our revolving credit facility.

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

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This is a risk that some of our primary competitors, with less outstanding indebtedness, do not face. Our future cash flows are dependent on the level of our earnings, our capital expenditure and working capital requirements and the amount of our tax payments. Our ability to generate future cash flows, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Certain of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing interest rates. A 1% increase or decrease in the interest rate would result in approximately a $3.2 million increase or decrease in our interest expense on our variable rate indebtedness, respectively. If interest rates increase dramatically, we may be unable to meet our debt service obligations.

Our business operations could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.

Our products are marketed primarily under the Goodman®, Amana® and Quietflex® brand names and, as such, we are dependent on those brand names. Failure to protect these brand names and other intellectual property rights or prevent their unauthorized use by third parties could adversely affect our business. We seek to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing and confidentiality agreements. These protections may not be adequate to prevent competitors from copying or reverse engineering our products, or from developing and marketing products that are substantially equivalent to or superior to our own. In addition, we face the risk of claims that we are infringing third parties’ intellectual property rights. Any such claim, even if it is without merit, could be expensive and time-consuming; could cause us to cease making, using or selling certain products that incorporate the disputed intellectual property; could require us to redesign our products, if feasible; could divert management time and attention; and could require us to enter into costly royalty or licensing arrangements.

We may lose the right to use the Amana® brand name which may have an adverse effect on our business.

Under an agreement between the Amana Society and Amana Refrigeration, Inc., Amana Refrigeration, Inc. agreed that it would discontinue the use of the Amana® brand name in its corporate name or in connection with any other business enterprise if it were ever to abandon manufacturing operations in Amana, Iowa. Maytag Corporation purchased the Amana appliance business in July 2001 and now controls the manufacturing operations in Amana,

Iowa. Subsequently, Maytag was acquired by Whirlpool Corporation in March 2006. We maintained the right to use the Amana name and trademark under a license agreement with Maytag. Prior to a cessation of such operation or following a decision by Maytag to not maintain trademark registrations for the Amana name, Maytag has agreed to consult with us and provide reasonable assistance to us so that we may register the Amana name as a trademark. However, we have no control over Maytag’s decision to continue operations at that facility, and if such operations are discontinued, it is possible that we could lose the right to use the Amana name in connection with our business, which could have a material adverse effect on our business.

The requirements of being a public company may strain our resources and distract management.

Since our parent’s initial public offering, we have been subject to the Sarbanes-Oxley Act of 2002. Under Section 404 of the Sarbanes-Oxley Act, we will be required to include a report of management on our internal control over financial reporting in our parent’s Annual Reports on Form 10-K and our independent public accountants auditing our financial statements must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting. This requirement will first apply to our parent’s Annual Report on Form 10-K for our fiscal year ending December 31, 2007. If we are unable to conclude that our disclosure controls and procedures and internal control over financial reporting are effective, or if our independent public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting in future years, our parent’s stock price may decline. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm because we are a wholly owned subsidiary of our parent.

Our equity sponsor controls us and its interests may conflict with or differ from your interests as a securityholder.

Our equity sponsor, Apollo, beneficially owns approximately 41% of our Parent’s common stock. Representatives of Apollo have the ability to prevent any transaction that requires the approval of our Parent’s directors. In addition, Apollo has the ability to substantially influence all matters requiring shareholder approval, including the election of our Parent’s directors and the approval of significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets. The interests of Apollo and its affiliates could conflict with or differ from your interests as a securityholder. For example, the concentration of ownership held by Apollo could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination which you may otherwise view favorably. Apollo may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2006, we owned four manufacturing facilities, one research and development facility and 12 distribution and warehouse facilities. We also lease three manufacturing and assembly facilities, 128 distribution and warehouse facilities and one office location. From time to time, we also lease temporary warehouse space when required due to manufacturing cycles. We believe that our facilities are suitable for their present and intended purposes and are adequate for our current and expected level of operations. We do not anticipate any significant difficulties in renewing or relocating our leased facilities as our leases expire.

Our headquarters and material operating, manufacturing and distribution facilities at December 31, 2006 are shown in the following table:

Location	Use	Owned/ Leased	Approximate Square Footage
Houston, TX	Split Systems	Owned	518,000
Houston, TX	Flexible Duct, Fiberglass Insulation and Mat Materials	Owned	400,000
Houston, TX	Heating and Air Handler Products	Owned	230,000
Houston, TX	Research and Development	Owned	99,188
Houston, TX	Corporate Headquarters	Leased(1)	51,000
Houston, TX	Logistics Center	Leased(2)	700,039
Fayetteville, TN	Furnaces, Package Units, PTAC, Split Systems and Logistics Center	Owned	780,000
Dayton, TN	Air Handlers / Coils & Duct	Leased(3)	159,000
Phoenix, AZ	Flexible Duct	Leased(4)	39,062
Groveland, FL	Flexible Duct	Leased(5)	65,100

(1)	Our current lease expires on June 30, 2007. On January 10, 2007, we entered into a new lease for approximately 61,700 square feet at a different location. The lease commences July 1, 2007 (we have early access rights) and expires September 30, 2014.
(2)	Our two leases for this facility both expire on February 28, 2016.
(3)	Our lease expires on December 31, 2007. We have an option to purchase the facility upon the expiration of the lease for $206,400.
(4)	Our lease for 31,712 square feet of space expires on December 31, 2007, with 7,350 square feet of space expiring on April 30, 2007.
(5)	Our lease expires on June 4, 2014.

ITEM 3.	Legal Proceedings

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

In December 2001, over 70 Hispanic workers filed suit against certain of our subsidiaries in the U.S. District Court for the Southern District of Texas alleging employment discrimination, retaliation, and violations of the Fair Labor Standards Act. The Equal Employment Opportunity Commission intervened in the lawsuit on the plaintiffs’ behalf. Our insurers agreed to defend us against these allegations and indemnify us for any pecuniary losses incurred. In January 2007, the parties entered into agreements which resolved the claims arising out of the litigation filed in 2001. The agreed-to settlement had no material adverse effect on the Company’s business. The settlement among the parties resolves the litigation and will result in a dismissal of the lawsuit and a release of all claims alleged.

As part of the equity contribution associated with the sale of Amana in July 2001, we agreed to indemnify Maytag for certain product liability, product warranty, and environmental claims. In light of these potential liabilities, we have purchased insurance that we expect will shield us from incurring material costs for such potential claims.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Common Stock

All of our outstanding common stock is owned by Goodman Global, Inc. As a result, there is no established public market for our common stock.

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

The following table presents our selected consolidated financial data. The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this annual report, as well as other financial information included elsewhere in this annual report. Risks and uncertainties described in “Item 1A. Risk Factors” of this report may cause the selected financial data below not to be indicative of our future financial condition or results of operations.

The consolidated statement of operations data for each period in the three years ended December 31, 2006 and the consolidated balance sheet data as of December 31, 2005 and 2006 have been derived from our audited consolidated financial statements included elsewhere in this annual report and have been prepared in accordance with accounting principles generally accepted in the United States, which we refer to throughout this annual report as “GAAP.” The consolidated statement of operations data for the years ended December 31, 2002 and 2003 and the consolidated balance sheet data as of December 31, 2002, 2003 and 2004 have been derived from our consolidated financial statements that are not included in this annual report.

			Predecessor	Successor
	Year ended December 31,		January 1 to December 22, 2004	December 23 to December 31, 2004	Year ended December 31,
	2002	2003			2005	2006
	(in thousands)
Consolidated statement of operations data:
Sales, net(1)	$1,136,188	$1,192,671	$1,297,295	$20,285	$1,565,406	$1,794,753
Cost of goods sold	884,204	915,272	1,005,955	18,471	1,243,408	1,374,774
Selling, general and administrative expenses	118,150	147,687	212,890	7,661	170,077	205,894
Depreciation and amortization expense	20,645	14,851	18,101	786	37,717	32,641

Operating profit (loss)	113,189	114,861	60,349	(6,633)	114,204	181,444
Interest expense, net	46,168	26,081	10,877	1,601	74,213	77,825
Other (income) expense, net	(671)	(331)	(1,406)	—	(706)	5,264

Earnings (loss) before income taxes	67,692	89,111	50,878	(8,234)	40,697	98,355
Provision for (benefit from) income taxes	1,859	1,745	(1,481)	(3,568)	15,817	34,188

Net income (loss)	$65,833	$87,366	$52,359	$(4,666)	$24,880	$64,167

	Year ended December 31,
	2002	2003	2004(3)	2005	2006
	(dollars in thousands)
Consolidated balance sheet data (at period end):
Cash and cash equivalents	$23,219	$5,359	$3,856	$23,779	$11,569
Total assets	683,557	615,558	1,544,595	1,621,537	1,623,971
Total debt	358,432	213,244	1,024,135	961,375	838,050
Shareholders’ equity	77,632	150,279	328,247	355,215	422,937
Statement of cash flows data:
Net cash (used in) provided by operating activities	$168,092	$150,807	$(18,558)	$105,519	$53,724
Net cash (used in) provided by investing activities	(11,536)	(811)	(1,477,622)	(24,957)	(39,343)
Net cash (used in) provided by financing activities	(136,830)	(167,856)	1,494,677	(60,639)	(26,591)
Other financial data:
Capital expenditures	$12,672	$16,801	$27,772	$28,806	$39,383
Ratio of earnings to fixed charges(4)	2.4x	4.2x	3.8x	1.5x	2.2x

(1)	Sales are presented net of certain rebates paid to customers. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to consolidated financial statements appearing elsewhere in this annual report.
(3)	For the disclosures related to the year ended December 31, 2004 these are non-GAAP financial measures as they combine the January 1 to December 22, 2004 and the December 23 to December 31, 2004 financial statements. We believe this presentation aids in comparing the periods.
(4)	For purposes of calculating the ratio of earnings to fixed charges, “earnings” represents income before taxes less capitalized interest, plus amortization of capitalized interest and fixed charges. “Fixed charges” include interest expense (including amortization of debt issuance costs), capitalized interest, and the portion of operating rental expense which management believes is representative of the interest component of rent expense.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We participate in the HVAC industry. We are the second largest domestic manufacturer of residential and light commercial heating and air conditioning products based on unit sales. Founded in 1975 as a manufacturer of flexible duct, we expanded into the broader HVAC manufacturing market in 1982. Since then, we have expanded our product offerings and maintained our core competency of manufacturing high-quality products at low costs. Our growth and success can be attributed to our strategy of providing a quality, competitively priced product that is designed to be reliable and easy-to-install.

Acquisition

On December 23, 2004, we were acquired by affiliates of Apollo, our senior management and certain trusts associated with members of the Goodman family. In connection with the Acquisition, the Seller sold all of its equity interest in its subsidiaries as well as substantially all of its assets and liabilities for $1,477.5 million plus a working capital adjustment of $29.8 million. The Acquisition was financed with the net proceeds of a private offering of senior unsecured notes, borrowings under our senior secured credit facilities and $477.5 million of Equity Contribution by affiliates of Apollo, the Goodman family trusts and certain members of senior management, which consisted of $225.0 million of our parent’s Series A Preferred Stock and $252.5 million of our parent’s common stock. As part of the Equity Contribution, the Goodman family trusts and members of senior management invested approximately $101.0 million and $18.2 million, respectively. In exchange for the Equity Contribution, affiliates of Apollo, the Goodman family trusts and certain members of our senior management received a combination of our parent’s common stock and our parent’s Series A Preferred Stock.

The Acquisition was recorded as of December 23, 2004, in accordance with Statement of Financial Accounting Standard, or “SFAS,” No. 141, Business Combinations, and Emerging Issues Task Force, or “EITF”, 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities have been recorded at fair value for the interests acquired and estimates of assumed liabilities by the new investors and at the carrying basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors. Under EITF 88-16, we revalued the net assets at the acquisition date to the extent of the new investors’ ownership of 79%. The remaining 21% ownership is accounted for at the continuing investors’ carrying basis of the company. An adjustment of $144.6 million to record this effect is included as a reduction of shareholders’ equity. The excess of the purchase price over the historical basis of the net assets acquired has been applied to adjust net assets to their fair market values to the extent of the new investors’ 79% ownership, with the remainder of $391.3 million allocated to goodwill. The increase in basis of the assets will result in non-cash charges in future periods, principally related to the step-up in the value of property, plant and equipment and intangible assets.

On April 11, 2006, our parent, Goodman Global, Inc., completed the initial public offering of its common stock. Goodman Global, Inc. offered 20.9 million shares and selling shareholders sold an additional 6.1 million shares, which included 3.5 million shares sold by selling shareholders pursuant to the exercise of the underwriters’ over-allotment option. Before expenses, they received proceeds of approximately $354.5 million. These proceeds were used to redeem all of the their outstanding Series A Preferred Stock including associated accrued dividends, to satisfy a $16.0 million fee resulting from the termination of the management agreement with Apollo and to redeem $70.7 million of the Company’s floating rate notes.

Markets and Sales Channels

We manufacture and market an extensive line of heating, ventilation and air conditioning products for the residential and light commercial markets primarily in the United States and Canada. These products include split-system air conditioners and heat pumps, gas furnaces, package units, air handlers, package terminal air conditioners, evaporator coils and accessories. Essentially all of our products are manufactured and assembled at facilities in Texas, Tennessee, Florida and Arizona and are distributed through over 750 distribution points across North America.

Our products are manufactured and marketed primarily under the Goodman®, Amana® and Quietflex® brand names. We position the Goodman® brand as a leading residential and light commercial HVAC brand in North America and as the preferred brand for quality HVAC equipment at low prices. Our premium Amana® branded products include enhanced features such as higher efficiency and quieter operation. The Amana brand is positioned as the “great American brand” that outlasts the rest, highlighting durability and long-life. Quietflex® branded products include flexible duct products that are used primarily in residential HVAC markets.

Our customer relationships include independent distributors, installing contractors or “dealers,” national homebuilders and other national accounts. We sell to dealers primarily through our network of independent distributors and company-operated distribution centers. We sell to some of our independent distribution channel under inventory consignment arrangements. We focus the majority of our marketing on dealers who install residential and light commercial HVAC products. We believe that the dealer is the key participant in a homeowner’s purchasing decision as the dealer is the primary contact for the end user. Given the strategic importance of the dealer, we remain committed to enhancing profitability for this segment of the supply chain while allowing our distributors to achieve their own profit goals. We believe the ongoing focus on the dealer creates loyalty and mutually beneficial relationships between distributors, dealers and us.

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

Although there is demand for our products throughout the year, in each of the past three years approximately 56% to 58% of our total sales occurred in the second and third quarters of the fiscal year. Our peak production occurs in the first and the second quarters in anticipation of our peak sales quarters.

Costs

The principal elements of cost of goods sold in our manufacturing operations are component parts, raw materials, factory overhead, labor, transportation costs and warranty. The principal component parts, which, depending on the product, can approach up to 40% of our cost of goods sold, are compressors and motors. We believe that we have good relationships with quality component suppliers. The principal raw materials used in our processes are steel, copper and aluminum. In total, we spent over $357 million in 2006 on these raw materials and their cost variability can have a material impact on our results of operations. Shipping and handling costs associated with sales are recorded at the time of the sale. Warranty expense, which is also recorded at the time of sale, is estimated based on historical trends such as incident rates, replacement costs and other factors. We believe our warranty expense, which equaled 2.2% of our net sales in 2006, is less than or equal to the industry average.

In 2004, our operating profit and EBITDA were negatively affected by high raw materials costs. Effective September 1, 2004, we increased prices by up to 5% on the majority of our products in response to increases in commodity costs experienced in 2004. Effective January 1, 2005, we further increased prices up to 7% on our products. Commodity costs have continued to increase. To help address these increases, we implemented price increases effective April 1, 2006 and October 1, 2006 with respect to certain of our products. A continued high level of commodity prices or a further increase in commodity prices could have a material adverse effect on our results of operations. There can be no assurance that our price increases will not affect demand for our products.

In 2004 and 2005, our cost of goods sold reflects a short-term increase as a result of the purchase accounting treatment of the step-up in basis of inventory as a result of the Acquisition. Consistent with the requirements of purchase accounting, we adjusted the value of our assets and liabilities to their respective estimated fair values as of December 23, 2004. As a result of these adjustments to our asset basis, during the nine days following the Acquisition in 2004 and the year ended December 31, 2005, our cost of goods sold was increased by $4.4 million and $39.6 million in the fourth quarter of 2004 and the first quarter of 2005, respectively, as we recognized the non-cash increase in our inventory value.

Our selling, general and administrative expenses consist of costs incurred to support our marketing, distribution, engineering, information systems, human resources, finance, purchasing, risk management, legal and tax functions. We have historically operated at relatively low levels of SG&A expense as a percentage of sales compared to other large industry participants. Savings from this lean overhead structure allow us to offer an attractive value proposition to our distributors and support our low-priced philosophy throughout the distribution system. In 2004, our selling, general and administrative expenses were negatively affected by approximately $68.8 million of expenses related to the Acquisition. In addition, in 2006, our selling, general and administrative expenses were negatively impacted by $16.1 million of transaction costs related to our parent’s April 2006 initial public offering.

Depreciation expense is primarily impacted by capital expenditure levels. Historically, we have used the double declining depreciation method for equipment, which results in higher depreciation expense in the early years of an asset’s life. Following the Acquisition, equipment is depreciated on a straight line over the assets’ remaining useful lives. Under the rules of purchase accounting, we have adjusted the value of our assets and liabilities to their respective estimated fair values, to the extent of the new investors’ ownership, with any excess of the purchase price over the fair market value of the net assets acquired allocated to goodwill. As a result of these adjustments to our asset basis, our depreciation and amortization expenses increased.

Interest expense, net consists of interest expense, interest income and gains or losses on the related interest rate derivative instruments. In addition, interest expense includes the amortization of the financing costs associated with the Transactions. On January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities.

Other income, net consists of gains and losses on the disposals of assets and miscellaneous income or expenses.

Income taxes

The Seller and most of its subsidiaries historically elected S corporation or partnership status for income tax purposes. Accordingly, most income in the historical periods was taxed directly to the Seller’s shareholders. The Seller typically made cash distributions to its shareholders to pay those taxes. Following the Transactions, we are taxed at the corporate level and we will be recording an income tax obligation at a rate comparable to the federal and state statutory rates, which we estimate will be approximately 38.5%. As a result of the Transactions, there was a significant step-up in the book basis of our assets. We believe that for a majority of the step-up in basis, we will receive tax deductions, significantly reducing our cash tax payments from what they would have been without such deductions. It is also expected that a substantial portion of the goodwill recorded in the acquisition will be deductible for income tax purposes.

At December 31, 2006, we had a valuation allowance of $3.4 million against certain net operating loss carryforwards. We believe that the remaining deferred tax assets at December 31, 2006, amounting to $61.4 million, are realizable through carrybacks, future reversals of existing taxable temporary differences, and future taxable income. Uncertainties that affect the ultimate realization of deferred tax assets include the risk of not having future taxable income. These factors have been considered in determining the valuation allowances.

The accounting treatment for recorded tax assets associated with the deductions from the step-up in the tax basis and our other tax positions reflect our judgment that it is more likely than not that our positions will be respected and the recorded assets will be realized. However, if such positions are challenged, then, to the extent they are not sustained, the expected benefits of the recorded assets and tax positions will not be fully realized.

Employees

We utilize a combination of full-time, hourly and temporary workers in our manufacturing facilities. The number of people working in these facilities varies based on the level of production. We believe there is an adequate pool of temporary workers near our significant manufacturing facilities to address peak production periods.

As of December 31, 2006, approximately 1,048 employees were members of a collective bargaining unit, representing approximately 21% of our full-time employees. The collective bargaining agreement expires in December 2009. We believe we have good relations with our employees.

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

Warranties

We offer a variety of parts warranties on our products. Provisions for warranties are made at the time revenues are recognized. These reserves are based on estimations derived from historical failure rates, estimated service costs and historical trends. In addition, when new products are introduced, we consult with engineering, manufacturing and quality control personnel to determine the initial warranty expense. On a quarterly basis, we reevaluate the estimated liability related to the installed units still under warranty based on updated failure rates and will, at times, adjust our warranty reserve. We do not discount this liability when making this calculation.

We also sell extended service contracts for certain of our products with terms of up to 10 years. Revenues from extended warranty contracts are deferred and amortized on a straight-line basis over the terms of the contracts. Expenses relating to obtaining and servicing these contracts are expensed as incurred.

Self Insurance Reserves and Contingencies

We self-insure worker’s compensation, product liability, general liability, vehicle liability, group health and physical damage up to certain stop-loss amounts. We work with our claims administrator to estimate our self-insurance expenses and liabilities. The expense and liabilities are determined based on historical company claims information, as well as industry factors and trends in the level of such claims and payments. Our self-insurance reserves, calculated on an undiscounted basis, as of December 31, 2005 and December 31, 2006, represent the best estimate of the future payments to be made on incurred claims reported and unreported for 2006 and prior years. We maintain safety and injury prevention programs that are designed to improve the work environment, and as a result, reduce the incident rate and severity of our various self-insured risks. Actual payments for claims reserved may vary depending on various factors including the development and ultimate settlement of reported and unreported claims. Non-routine litigation and other uninsured contingencies require significant judgment and not all risks are insured.

Rebates and Advertising Co-op Expenditures

We offer multiple rebate programs to our national accounts, dealers and builders as inducement to encourage utilization of Goodman® and Amana® branded equipment across replacement and new construction markets. These rebates are part of our volume and new construction incentive programs. In addition, we offer a variety of rebate programs to our independent distributors to encourage distributors to pass on lower equipment costs to dealers, in order to drive market share expansion.

Rebates are accrued based on sales. For certain rebates, the accrual rate is impacted by estimates of the customer’s ability to reach targeted purchase levels. Rebates paid or credited to independent distributors, dealers and homebuilders are netted against revenues in accordance with the provisions of EITF Number 01-9, Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor’s Products).

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

Impairment of Goodwill

Goodwill is the excess cost of an acquired company over the amounts assigned to assets acquired and liabilities assumed. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would indicate the carrying amount could be impaired. Impairment testing for goodwill is done at the reporting unit level, which is one level below the business segment level. Under the criteria set forth by SFAS No. 142, we have two reporting units based on the structure in place as of December 23, 2004. Goodwill was allocated to these reporting units based on the net assets acquired. An impairment charge generally would be recognized when the carrying amount of the reporting unit exceeds the estimated fair market value of the reporting unit. We performed our annual test as of October 1, 2006 and determined that no impairment exists.

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

At the time of the Acquisition, we assigned a value of approximately $11 million to a particular renewable sales contract. During the fourth quarter of 2005, a decision was made not to renew this agreement before its expiration. As a result, the net balance of this intangible, approximately $10.3 million, was taken as a charge to the income statement in December 2005. We do not believe the expiration of the agreement had a material effect on us.

Results of Operations

The following table sets forth, as a percentage of net sales, our statement of operations data for the years ended December 31, 2004, 2005 and 2006:

	Year ended December 31,
	2004(1)	2005	2006
Consolidated statement of operation data:
Sales, net	100.0%	100.0%	100.0%
Cost of goods sold	77.8%	79.4%	76.6%
Selling, general and administrative expenses	11.5%	10.9%	11.5%
Transaction-related costs	5.2%	—	—
Depreciation and amortization expense	1.4%	2.4%	1.8%

Operating profit	4.1%	7.3%	10.1%
Interest expense, net	0.9%	4.7%	4.3%
Other (income) expense, net	(0.1)%	—	0.3%

Earnings before taxes	3.3%	2.6%	5.5%
Provision for (benefit from) income taxes	(0.4)%	1.0%	1.9%

Net income	3.6%	1.6%	3.6%

(1)	For comparability purposes, the periods ended December 22, 2004 and December 31, 2004 have been combined.

December 31, 2006 compared to December 31, 2005

Sales, net. Net sales for the year ended December 31, 2006 were $1,794.8 million, a $229.4 million, or 14.7%, increase from $1,565.4 million for the year ended December 31, 2005. Approximately 85% of the sales increase was driven primarily by the shift to a higher proportion of higher priced 13-and-higher SEER products. As a result of the federal mandated 13 SEER efficiency that went into effect January 23, 2006, we experienced a shift to higher efficiency products beginning in the first quarter of 2006. The remainder of the sales increase was attributable to our April 1 and October 1, 2006 price increases. Our equipment volume was consistent with the prior year as the mild seasonal weather in the late summer and early winter and a second half slow down in residential new construction was offset by the contribution from new company-operated distribution centers that were opened in 2006 and 2005, 10 and 17 respectively, and the maturing of the 22 company-operated distribution centers opened in 2004. Finally, the increase in the sales of our other non-equipment products was offset by the impact of unfavorable product line mix.

Cost of goods sold. Cost of goods sold for the year ended December 31, 2006, was $1,374.8 million, a $131.4 million, or 10.6%, increase from $1,243.4 million for the year ended December 31, 2005. Cost of goods sold increased primarily due to a high sales mix of 13-and-higher SEER products, which have higher unit costs than lower SEER products, and an escalation in new material costs. In addition, 2005 was affected by the non-recurring, non-cash expense of $39.6 million as a result of the purchase accounting treatment of the step-up in basis of inventory. Cost of goods sold as a percentage of net sales decreased from 79.4% for the year ended December 31, 2005 to 76.6% for the year ended December 31, 2006. Excluding the impact of the inventory valuation step-up, costs of goods sold as a percentage of net sales for the year ended December 31, 2005 was 76.9%, relatively consistent with the ratio for the year ended December 31, 2006.

Selling, general and administrative. Selling, general and administrative expenses for the year ended December 31, 2006, were $205.9 million, a $35.8 million, or 21.1%, increase from $170.1 million for the year ended December 31, 2005. Selling, general and administrative expenses for the year ended December 31, 2006 were negatively affected by $16.1 million of expenses related to our parent’s April 1, 2006 initial public offering. These expenses included costs associated with the termination of the management agreement with Apollo and the acceleration of stock options. Excluding the IPO related expenses, selling, general and administrative expenses for the year ended December 31, 2006 increased $19.7 million, or 11.6%. Selling, general and administrative expenses for 2006 increased as a result of opening and operating new company-operated distribution centers and higher sales volumes. As a percentage of sales, excluding the IPO related expenses, selling, general and administrative expenses in 2006 were 10.5% of net sales compared to 10.9% of net sales for 2005.

Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2006, were $32.6 million, a $5.1 million decrease from $37.7 million for the year ended December 30, 2005. Impacting 2005 was a $10.3 million impairment charge in the fourth quarter for the remaining value of a non-renewed sales contract. Excluding this charge, depreciation and amortization increased $5.2 million over the year ended December 31, 2005. The increase was primarily due to higher depreciation expense related to recent capital expenditures associated with the transition to the federal mandated 13 SEER minimum efficiency requirements and capacity expansion at our production facilities. Additionally, depreciation expense for the period increased as a result of the step-up in cost basis of the assets and resetting of asset lives in conjunction with the Acquisition.

Operating profit. Operating profit for the year ended December 31, 2006, was $181.4 million, a $67.2 million, or 58.8%, increase from $114.2 million reported for the year ended December 31, 2005. Operating profit for the year ended December 31, 2005, was negatively impacted by the $39.6 million non-recurring, non-cash charge incurred in connection with the step-up in inventory basis, as described above. The remaining increase in operating profit was due primarily to higher revenues from the increased proportion of 13-and-higher SEER products sold and the price increases mentioned above, partially offset by higher selling, general, and administrative expenses, including $16.1 million of costs associated with our parent’s April IPO, and higher cost of goods sold.

Interest expense. Interest expense for the year ended December 31, 2006, was $77.8 million, an increase of $3.6 million from $74.2 million reported for the year ended December 31, 2005. Interest expense was higher due to the $1.4 million premium paid for the early pay-down of debt. In addition, as a result of our debt pay-down, we accelerated the amortization of $3.9 million of deferred financing costs. Adding to the increase were higher interest rates on our floating rate debt outstanding. These increases were partially offset by lower outstanding revolving credit facility balances and interest earned on cash balances

Other (income) expense, net. Other (income) expense for the year ended December 31, 2006, was $5.3 million, a net change of $6.0 million from $(0.7) million reported for the year ended December 31, 2005. This increase in other expense primarily represents the change in fair value of certain of our commodity derivatives that did not qualify for hedge accounting treatment.

Provision for income taxes. The income tax provision for the year ended December 31, 2006, was $34.2 million, an increase of $18.4 million compared to the tax provision of $15.8 million for the same period in 2005. The effective tax rate for the year ended December 31, 2006 and December 31, 2005 was 34.8% and 38.9%, respectively. The effective tax rate was lower primarily as a result of three items. First, recent federal legislative changes permitted us to take a deduction for qualified domestic production activity income. Second, we qualified and computed the exclusion of foreign sales income. Finally, the mix of sales, payroll, and property in the various jurisdictions favorably impacted our state tax rate.

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

Selling, general and administrative. Selling, general and administrative expenses for the year ended December 31, 2005, were $170.1 million, a $50.5 million, or 22.9%, decrease from $220.6 million for the year ended December 31, 2004. Selling, general and administrative expenses for the year ended December 31, 2004 were negatively affected by $68.8 million of Transaction-related expenses, which was partially offset by a one-time $10.0 million adjustment of previously established, non-recurring product-related expense accruals. Excluding the non-recurring Transaction-related expenses and the adjustment of the product-related expense accruals, selling, general and administrative expenses for the year ended December 31, 2005, increased $8.3 million, or 5.1%, from $161.8 million for the year ended December 31, 2004. Selling, general and administrative expenses for 2004 and 2005 increased as a result of additional company-operated distribution locations and higher sales volumes. As a percentage of sales, selling, general and administrative expenses in 2005 were 10.9% of net sales compared to 12.3% of net sales for 2004, adjusted for the one-time charges described above.

Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2005, were $37.7 million, an $18.8 million increase from $18.9 million for the year ended December 30, 2004. The increase was primarily due to $9.6 million in amortization of identifiable intangibles recorded as part of the Acquisition and a $10.3 million impairment charge in the fourth quarter for the remaining value of a non-renewed sales contract. Additionally, depreciation expense for the period increased as a result of the step-up in cost basis of the assets and resetting of asset lives in conjunction with the Acquisition.

Operating profit. Operating profit for the year ended December 31, 2005, was $114.2 million, a $60.5 million, or 112.7%, increase from $53.7 million reported for the year ended December 31, 2004. Operating profit for the year ended December 31, 2005, was negatively impacted by the $39.6 million non-recurring, non-cash charge incurred in connection with the step-up in inventory basis and a $10.3 million impairment charge for a non-renewed sales contract, as described above. In addition, operating profit for the year ended December 31, 2004, was negatively impacted by the $68.8 million of Transaction-related expenses and a $4.4 million non-recurring, non-cash charge related to the step-up in inventory described above, partially offset by the one-time $10.0 million adjustment to product-related expense accruals. Operating profit, excluding these charges, would have increased $47.1 million in 2005 as compared to 2004. This increase is due primarily to higher sales volume, partially offset by increases in depreciation and amortization as a result of the Transactions.

Interest expense. Interest expense for the year ended December 31, 2005, was $74.2 million, an increase of $61.7 million from $12.5 million reported for the year ended December 31, 2004. Interest expense increased as a result of both the debt incurred in connection with the Transactions and higher short-term interest rates compared to the prior year.

Provision for income taxes. The income tax provision for the year ended December 31, 2005, was $15.8 million, an increase of $20.8 million compared to an income tax benefit of $5.0 million for the same period in 2004. The increase was the result of the predecessor’s organizational structure comprised primarily of flow-through entities such as partnerships and S corporations, which resulted in most of the predecessor’s operations being taxable directly to the shareholders instead of the company and the tax effect of the Transaction-related expenses. The effective tax rate for the year ended December 31, 2005 was 38.9%.

Liquidity, Capital Resources and Off-Balance Sheet Arrangements

As of December 31, 2006, we had cash and cash equivalents of $11.6 million and working capital of $347.5 million, excluding current maturities of long-term debt of $3.5 million, and the ability to borrow $140.6 million under our revolving credit facility. We have funded, and expect to continue to fund, operations through cash flows generated by operating activities and borrowings under our revolving credit facility.

Operating activities

For the year ended December 31, 2006, we generated $53.7 million of cash from operations compared to $105.5 million of cash generated from operations in 2005 and $18.6 million of cash used in operations in 2004. Cash flow from operations in 2006 was negatively impacted by higher inventory as a result of the industry shift to more costly 13-and-higher SEER products and increased commodity costs. Also affecting cash flow from operations were decreases in accounts payable offset by an increase in accounts receivable. Cash flow from operations in 2005 increased from 2004 due primarily to higher net income generated from our higher sales volume, partially offset by higher interest expense associated with the debt incurred in connection with our Transactions. Cash from operations during 2004 was negatively impacted by approximately $68.8 million of non-recurring Transaction-related expenses.

Investing activities

For the year ended December 31, 2006, cash used in investing activities was $39.3 million compared to $25.0 million and $1,477.6 million in 2005 and 2004, respectively. In 2004, we used $1,451.5 million of cash relating to the Acquisition. Capital expenditures totaled $39.4 million, $28.8 million and $27.8 million in 2006, 2005 and 2004, respectively.

Financing activities

In 2006, we used $26.6 million in cash from financing activities, compared to $60.6 million in cash used in financing activities in 2005 and $1,494.7 million provided in 2004. In 2006 we received $96.7 million from our related party payable as a result of our parent’s initial public offering. During 2005, we repaid $24.1 million on our revolving credit facility and made payments of $38.6 million on our long-term debt facility as compared to 2006 where we repaid $123.3 million of our long-term debt. During 2004, we received proceeds of $1,000.0 million from long-term debt and $477.5 million in equity contributions in connection with the Transactions. During 2004, we also received $83.8 million of other equity contributions prior to the Acquisition. In addition, in 2004 we borrowed $24.1 million under our revolving credit facility. These increases were partially offset by $30.8 million in tax distributions to our shareholders, transaction costs of $21.7 million, deferred financing costs of $34.9 million, and the repayment of $3.0 million in long-term debt.

Our primary sources of liquidity will continue to be cash flow from operations and borrowings under our revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

We incurred substantial indebtedness in connection with the Transactions in 2004. On December 31, 2006, we had $838.1 million of indebtedness outstanding (excluding approximately $34.4 million of letters of credit) and up to $140.6 million of additional debt that may be borrowed under our revolving credit facility.

In connection with the Transactions, we issued $250.0 million in aggregate principal amount of our floating rate notes and $400.0 million in aggregate principal amount of our fixed rate notes and entered into the senior secured credit facilities consisting of a term loan in the principal amount of $350.0 million and a revolving credit facility in an aggregate amount of up to $175.0 million. As of December 31, 2006, we have no revolver borrowings outstanding and the ability to borrow up to $140.6 million of additional indebtedness under our revolving credit facility. The borrowings under the revolving credit facility will be available to fund our working capital requirements, capital expenditures and for other general corporate purposes. Borrowings under the term loan are due and payable in quarterly installments. The term loan amortization payments due before the stated maturity date are nominal. The remaining balance of the term loan will be due and payable in full in 2011. The revolving credit facility is available until 2010.

Our senior secured credit facilities contain various restrictive covenants. They prohibit us from prepaying other indebtedness and they require us to maintain a specified minimum interest coverage ratio and a maximum total leverage ratio. In addition, our senior secured credit facilities, among other things, restrict our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indentures governing the fixed rate notes and the floating rate notes, among other things: (1) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (2) place restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (3) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions. We are currently in compliance with these covenants.

For the years ended December 31, 2004, 2005 and 2006, we spent $27.8 million, $28.8 million and $39.4 million, respectively, on capital expenditures primarily to enhance our products and information technology systems. In 2006, our existing production capacity was increased in certain areas to meet our current growth expectations, and tooling and modifications were required to prepare for the growth expected to result from the change in minimum SEER standards.

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

As a holding company, our investments in our operating subsidiaries constitute substantially all of our operating assets. Consequently, our subsidiaries will conduct all of our consolidated operations and own substantially all of our operating assets. Our principal source of the cash we need to pay our obligations and to repay the principal amount of our obligations is the cash that our subsidiaries generate from their operations and their borrowings. Our subsidiaries are not obligated to make funds available to us. The terms of our senior secured credit facilities and our indentures governing the fixed rate notes and floating rate notes significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us. Our subsidiaries will be permitted under the terms of the senior credit facilities and our indentures governing the fixed rate notes and floating rate notes to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us. If we consummate an acquisition, our debt service requirements could increase. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (SFAS 109). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principal recorded as an adjustment to opening retained earnings. We are continuing to evaluate the impact of FIN 48 on our consolidated financial statements. Based upon management’s partial assessment to date, we expect to reduce opening retained earnings by less than $1 million for 2007.

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the requirements of the standard and have not yet determined the impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). Among other items, SFAS No. 158 requires (1) recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, (2) the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and (3) recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. As further discussed in Note 9, we adopted SFAS No. 158 effective December 31, 2006 with minimal impact to our financial statements. SFAS No. 158’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as we already use a measurement date of December 31 for our benefit plans.

We do not have any off balance sheet arrangements.

Contractual Obligations and Commitments

The following tables reflects our contractual obligations and commercial commitments as of December 31, 2006. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires our performance pursuant to a funding commitment.

	Payments due by period
	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
	(in millions)
Contractual obligations:
Long-term debt:
Term loan	$258.8	$3.5	$7.0	$248.3	$—
Floating rate notes	179.3	—	—	—	179.3
Fixed rate notes	400.0	—	—	—	400.0
Operating leases	93.8	19.9	35.1	18.5	20.3
Related party payments	1.6	0.2	0.4	0.4	0.6
Interest payments	358.7	66.3	127.9	127.7	36.8
Self insurance	8.7	4.6	3.0	1.0	0.1
Pension payments	9.8	2.3	4.0	3.5	—

Total contractual obligations	$1,310.7	$96.8	$177.4	$399.4	$637.1

Excluded from the foregoing contractual obligations table are open purchase orders at December 31, 2006 for raw materials and supplies used in the normal course of business, supply contracts with customers, distribution agreements and other contracts without express funding requirements.

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

Interest Rate Risk

We are subject to interest rate and related cash flow risk in connection with the floating rate notes and borrowings under our senior secured credit facilities totaling $188.1 million at December 31, 2006, net of our interest rate hedges. To reduce the risk associated with fluctuations in the interest rate of our floating rate debt, we have entered into interest rate swaps that effectively convert a portion of our variable-rate debt to fixed-rate debt. Under these swaps, we pay a specified fixed interest rate and receive the variable rate applicable to the underlying debt. The interest rate swaps are designated as cash flow hedges of the underlying debt. The fair value of the hedges is recorded in other assets or liabilities with a corresponding increase or decrease in other comprehensive income. The existing cash flow hedges are 100% effective and therefore there is no effect on current earnings from hedge ineffectiveness. In February 2005, we entered into two interest rate hedges to offset our interest rate risk. We entered into a two-year hedge with a notional amount of $150.0 million and a three-year hedge with a notional amount of $100.0 million. The aggregate notional value (the value of the underlying debt) of interest rate swaps outstanding as of December 31, 2006, and December 31, 2005 was $250 million. Including that $250 million, as of December 31, 2006, approximately 22% of our $838.1 million total debt bore interest at variable rates based upon the London Interbank Offered Rate (LIBOR). A 10% change in swap rates would change the fair value of the interest rate swaps by approximately $0.5 million and $1.6 million as of December 31, 2006 and 2005, respectively.

Foreign Currency Exchange Rate Risk

We conduct our business primarily in the United States. We have limited sales in Canada, which are transacted in Canadian dollars. Other export sales, primarily to Latin America and the Middle East, are transacted in United States dollars. Therefore, we have only minor exposure to changes in foreign currency exchange rates. Sales outside the United States have not exceeded 5% in any of the three years ended December 31, 2004, 2005 or 2006. Less than 1% of our total assets are outside the United States. There has been minimal impact on our operations due to currency fluctuations.

Commodity Price Risk

We are subject to price risk as it relates to our principal raw materials: copper, aluminum and steel. In 2006, we spent over $357 million on these raw materials, and their cost variability can have a material impact on our results of operations. To enhance price stability in the market price of major raw material commodities, such as copper and aluminum used in the manufacturing process, we may enter commodity derivatives to fix the cost of the commodity. Maturity dates of the contracts are scheduled to coincide with market purchases of the commodity. Cash proceeds or payments between the derivative counter-party and us at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income immediately. We generally do not enter commodity hedges extending beyond eighteen months. During 2005 and 2006, we entered into commodity hedges for both aluminum and copper, which expired at the end of the respective year. During 2006, we entered into swaps for a portion of our aluminum and copper supply which expire on December 31, 2007. The notional value of commodity swaps outstanding as of December 31, 2006 and 2005 were $87.1 million and $2.5 million, respectively. A 10% change in the price of commodities hedged would change the fair value of the hedge contracts by approximately $4.3 million as of December 31, 2006 and $0.4 million at December 31, 2005.

We continue to monitor and evaluate the prices of our principal raw materials and may decide to enter into hedging contracts in the future.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent

Registered Public Accounting Firm

The Board of Directors and Shareholders of

Goodman Global Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Goodman Global Holdings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the two years ended December 31, 2006, the period December 23, 2004 to December 31, 2004 and the period January 1, 2004 to December 22, 2004 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goodman Global Holdings, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the two years ended December 31, 2006, the period December 23, 2004 to December 31, 2004 and the period January 1, 2004 to December 22, 2004 (Predecessor) in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its methods of accounting for share-based compensation as required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” as well as the accounting for its pension plans as described in Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

/s/ Ernst & Young LLP

Houston, Texas

March 26, 2007

Goodman Global Holdings, Inc.

Consolidated balance sheets

	December 31,
	2006	2005
	(In thousands except share amounts)
Assets
Cash and cash equivalents	$11,569	$23,779
Restricted cash	2,600	2,600
Accounts receivable, net of allowance for doubtful accounts ($7.3 million in 2006; $7.8 million in 2005)	200,086	220,123
Inventories	346,059	303,295
Deferred tax assets	18,199	13,804
Other current assets	25,976	12,786

Total current assets	604,489	576,387

Property, plant, and equipment, net	172,246	160,549

Goodwill	391,287	391,287
Identifiable intangibles	407,572	416,437
Deferred tax assets	26,133	46,520
Deferred financing costs	22,244	30,357

Total assets	$1,623,971	$1,621,537

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$121,689	$156,870
Accrued warranty	41,773	37,685
Other accrued expenses	80,347	86,640
Current portion of long-term debt	3,500	3,500

Total current liabilities	247,309	284,695

Long-term debt, less current portion	834,550	957,875
Intercompany payable - related party	98,148	1,210
Revolving credit facility	—	—
Other long-term liabilities	21,027	22,542

Common stock, par value $.01, 100 shares authorized, issued and outstanding as of December 31, 2006 and 2005	—	—
Accumulated other comprehensive income	3,087	2,088
Additional paid-in capital	335,469	332,913
Retained earnings (deficit)	84,381	20,214

Total shareholders’ equity	422,937	355,215

Total liabilities and shareholders’ equity	$1,623,971	$1,621,537

The accompanying notes are an integral part of the consolidated financial statements.

Goodman Global Holdings, Inc.

Consolidated statements of income

	Successor 2006	Successor 2005	Successor December 23 to December 31, 2004	Predecessor January 1 to December 22, 2004
	(In thousands)
Sales, net	$1,794,753	$1,565,406	$20,285	$1,297,295
Costs and expenses:
Cost of goods sold	1,374,774	1,243,408	18,471	1,005,955
Selling, general, and administrative expenses	205,894	170,077	7,661	144,145
Acquisition-related expenses	—	—		68,745
Depreciation expense	23,776	17,838	549	18,101
Amortization expense	8,865	19,879	237	—

Operating (loss) profit	181,444	114,204	(6,633)	60,349
Interest expense	77,825	74,213	1,601	10,877
Other (income) expense, net	5,264	(706)	—	(1,406)

Earnings (losses) before taxes	98,355	40,697	(8,234)	50,878
Provision for (benefit from) income taxes	34,188	15,817	(3,568)	(1,481)

Net income (loss)	$64,167	$24,880	$(4,666)	$52,359

The accompanying notes are an integral part of the consolidated financial statements.

Goodman Global Holdings, Inc.

Consolidated statements of shareholders’ equity

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehen- sive (Loss) Income	Total
	Shares	Amount
	(in thousands)
Predecessor
Balance at December 31, 2003		$187	—	$160,766	$(10,674)	$150,279
Net income		—	—	52,359	—	52,359
Minimum pension liability adjustment		—	—	—	(591)	(591)
Change in fair value of derivatives		—	—	—	1,335	1,335
Loss on derivative instruments reclassified into earnings		—	—	—	663	663

Comprehensive income						53,766
Equity contribution		—	—	83,790	—	83,790
Distributions		—	—	(30,815)	—	(30,815)

Balance at December 22, 2004	—	$187	$—	$266,100	$(9,267)	$257,020

Successor
Common stock issued on December 23, 2004 (reflects the new basis of 100 common shares in connection with the acquisition)	—	$—	$477,500	$—	$—	$477,500
Predecessor basis adjustment	—	—	(144,587)	—	—	(144,587)
Net loss	—	—	—	(4,666)	—	(4,666)

Balance at December 31, 2004	—	—	332,913	(4,666)	—	328,247
Net income	—	—	—	24,880	—	24,880
Minimum pension liability adjustment, net of ($421) in taxes	—	—	—	—	(673)	(673)
Foreign currency translation	—	—	—	—	325	325
Change in fair value of derivatives, net of $1,525 in taxes	—	—	—		2,436	2,436

Comprehensive income						26,968

Balance at December 31, 2005	—	—	332,913	20,214	2,088	355,215
Net income	—	—	—	64,167	—	64,167
Change in fair value of derivatives, net of $414 in taxes	—	—	—	—	661	661
Foreign currency translation	—	—	—	—	797	797
Defined Benefit Plans:
Prior service costs, net of ($343) in taxes	—	—	—	—	(549)	(549)
Net loss arising during the period, net of $56 in taxes	—	—	—	—	90	90

Comprehensive income						65,166
Stock-based compensation expense	—	—	2,556	—	—	2,556

Balance at December 31, 2006	—	$—	$355,469	$84,381	$3,087	$422,937

The accompanying notes are an integral part of the consolidated financial statements.

Goodman Global Holdings, Inc.

Consolidated statements of cash flows

	Successor 2006	Successor 2005	Successor December 23 to December 31, 2004	Predecessor January 1 to December 22, 2004
	(In thousands)
Operating activities
Net income (loss)	$64,167	$24,880	$(4,666)	$52,359

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Adjustments to goodwill	—	(2,260)	—	—
Depreciation	23,776	17,838	549	18,018
Amortization	8,865	19,879	4,753	—
Deferred tax provision	15,992	(5,872)	(3,170)	(2,940)
Gain on derivatives	—	—	—	(4,925)
Gain on disposal of assets	(15)	(294)	—	(896)
Amortization of inventory step-up in basis	—	39,586	—	—
Compensation expense related to stock options	2,696
Amortization of deferred financing costs	8,113	5,241	—	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	20,037	(63,842)	10,209	(21,013)
Inventories	(42,764)	(41,919)	11,369	(41,935)
Other assets	(13,125)	(3,050)	1,388	21,382
Accounts payable and accrued expenses	(34,018)	115,332	(17,992)	(41,048)

Net cash provided by (used in) operating activities	53,724	105,519	2,440	(20,998)

Investing activities
Purchases of property, plant, and equipment	(39,383)	(28,806)	—	(27,772)
Proceeds from the sale of property, plant, and equipment	40	3,810	—	1,106
Restricted cash	—	—	—	(100)
Acquisition, net of cash	—	—	(1,451,486)	—
Other assets and liabilities	—	39	—	630

Net cash used in investing activities	(39,343)	(24,957)	(1,451,486)	(26,136)

Financing activities
Proceeds from long-term debt	—	—	1,000,000	—
Repayments of long-term debt	(123,325)	(38,625)	—	(3,000)
Net borrowing (payments) under revolving line facility	—	(24,135)	24,135	—
Principal payments on capital lease obligations	—	—	—	(266)
Distributions	—	—	—	(30,813)
Receipt from intercompany payable related party	96,734	1,210	—	—
Equity contribution (adjustment)	—	—	477,500	83,790
Working capital adjustment	—	1,330		—
Other transaction costs	—	(419)	(21,732)	—
Deferred finance charges	—	—	(34,912)	—
Payment on notes payable to related parties	—	—		(25)

Net cash provided by (used in) financing activities	(26,591)	(60,639)	1,444,991	49,686

Net increase (decrease) in cash	(12,210)	19,923	(4,055)	2,552
Cash at beginning of period	23,779	3,856	7,911	5,359

Cash at end of period	$11,569	$23,779	$3,856	$7,911

Non-cash item: Accrual for purchases of property, plant and equipment	$6,546	$10,431	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Goodman Global Holdings, Inc.

Notes to consolidated financial statements

1. Nature of operations

Goodman Global Holdings, Inc. (the Company) is the second-largest U.S. manufacturer of heating, ventilation, and air-conditioning (HVAC) products for residential and light commercial uses based on unit sales. The Company’s activities include engineering, manufacturing, and marketing of an extensive line of heating, air-conditioning, and related products in the United States and in certain international markets. Branded products manufactured and marketed by the Company include primarily Goodman®, Amana®, and Quietflex®. The Company sells its products to numerous types of customers, including distributors, installing dealers, national accounts and original equipment manufacturers with no single customer accounting for more than 6% of consolidated 2006 net revenues. Less than 5% of the 2006 consolidated revenues were derived from external customers outside the United States. Although there is demand for the Company’s products throughout the year, in each of the past three years approximately 56% to 58% of total sales occurred in the second and third quarters of the fiscal year. The Company’s peak production occurs in the first and second quarters in anticipation of peak sales quarters.

The Company follows Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. As the Company’s consolidated financial information is reviewed by the chief decision makers, and the business is managed under one operating and marketing strategy, the Company operates under one reportable segment. Less than 1% of the Company’s assets are located outside the United States.

Basis of presentation

On December 23, 2004, the Company was acquired under an Asset Purchase Agreement (the Agreement) by affiliates of Apollo Management L.P. (Apollo), Company senior management and certain trusts associated with members of the Goodman family (the Goodman Trusts) (the Acquisition). Under the Agreement, Goodman Global Holdings, Inc., a Texas corporation, sold all of its equity interest in its subsidiaries as well as substantially all of its assets and liabilities for $1,477.5 million plus a working capital adjustment of $29.8 million. The Acquisition was financed with the net proceeds of a private offering of senior unsecured notes, borrowings under a new senior secured credit facility, and $477.5 million of equity contributions by affiliates of Apollo, the Goodman Trusts, and certain members of senior management. In connection with the Acquisition, the Goodman Trusts and members of senior management invested approximately $101.0 million and $18.2 million, respectively. The financial statements for the year ended December 31, 2004, have been presented to reflect the Company prior to the Acquisition (Predecessor) and subsequent to the Acquisition (Successor).

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

The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors. Under EITF 88-16, the Company revalued the net assets at the acquisition date to the extent of the new investor’s ownership of 79%. The remaining 21% ownership is accounted for at the continuing investors’ carrying basis of the Company. An adjustment of $144.6 million to record this effect is included as a reduction of stockholders’ equity under the caption “Predecessor basis adjustment”. The excess of the purchase price over the historical basis of the net assets acquired has been applied to adjust net assets to their fair market values to the extent of the new investors’ 79% ownership, with the remainder of $391.3 million allocated to goodwill. The purchase price includes a transaction fee paid to Apollo (see note 7) and other transaction costs of $21.8 million. The increase in basis of the assets has and will continue to result in non-cash charges in future periods, principally related to the step-up in the value of inventory, property, plant, and equipment and intangible assets.

On April 11, 2006, the Company’s parent, Goodman Global, Inc., completed the initial public offering of its common stock. The Company’s parent offered 20.9 million shares and selling shareholders sold an additional 6.1 million shares, which included 3.5 million shares sold by selling shareholders pursuant to the exercise of the underwriters’ over-allotment option. Before expenses, the Company’s parent received proceeds of approximately $354.5 million. These proceeds were used to redeem all of the parent’s outstanding Series A Preferred Stock including associated accrued dividends, to satisfy a $16.0 million fee resulting from the termination of the Company’s management agreement with Apollo and to redeem $70.7 million of the Company’s floating rate notes.

2. Significant accounting policies

Restricted cash and cash equivalents

Cash equivalents represent short-term investments with an original maturity of three months or less. At December 31, 2006 and 2005, the restricted cash pertains to the Company’s extended warranty program.

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

When deemed appropriate, the Company writes inventory down to its estimated realizable value based upon assumptions about future demand, physical conditions of products and market conditions.

A rollforward of the inventory reserves as of December 31, follows (in thousands):

	2006 Successor	2005 Successor	2004 Predecessor(1)
At the beginning of the period	1,785	2,245	2,428
Current-year accruals	7,680	6,190	4,269
Current-year write-offs	(4,897)	(6,650)	(4,452)

At the end of the period	$4,568	1,785	2,245

(1)	For comparability purposes the periods ended December 31, 2004 and December 22, 2004 were combined.

Property, plant, and equipment

Property, plant, and equipment is stated at cost less accumulated depreciation. As a result of the Acquisition, the Company’s property, plant, and equipment has been increased by $44.7 million to reflect the fair value to the extent of the new investors’ ownership. Expenditures for renewals and betterments are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. Buildings are depreciated using the straight-line method over the estimated useful lives of the assets, which is 39 years. Prior to the Acquisition, equipment was depreciated using the double-declining balance method over the estimated useful lives of the assets, which range from 3 to 15 years. Following the Acquisition, equipment is depreciated on a straight-line basis over the assets’ remaining useful lives. The effect of this change on comparability is not material in the Successor consolidated financial statements.

Interest attributable to construction in progress assets is capitalized. For the twelve months ended December 31, 2006 and 2005, the Company capitalized $1.3 million and $0.9 million in interest, respectively.

Impairment of long-lived assets

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. The statement sets forth the accounting for impairment of long-lived assets other than goodwill and indefinite-lived intangibles. The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on a quoted market price or the fair value based on various valuation techniques.

Deferred financing costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the period the related debt is anticipated to be outstanding. During the year ended December 31, 2006, in connection with the early payments on our Senior Floating Notes and our Term Notes, we took charges to interest expense totaling $3.9 million related to the proportional write-off of deferred financing costs.

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

At the time of the acquisition the Company assigned a value of approximately $11.0 million to a particular renewable sales contract. During the fourth quarter of 2005, a decision was made not to renew this agreement before its expiration. As a result, the net balance of this intangible, approximately $10.3 million, was taken as a charge to amortization expense in the accompanying statement of income in the fourth quarter of 2005.

Amounts allocated to identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives with no residual value as follows:

Trade names	Indefinite
Customer relationships	40 years
Technology	10 years
Contracts	15 years

Absent an impairment charge, the amortization related to the amortizable intangible assets in the aggregate will be approximately $8.9 million per year over the next five years. Additionally, there will be a continuing effect beyond five years.

The useful life of our customer relationships was determined based on the total life of a distributor. Factors that contribute to this total life are the nature of the relationship with these distributors, the quality of the service and merchandise that we provide, the territorial preferences given to these distributors and the low turn-over rates.

Identifiable intangible assets at December 31, 2006 and 2005, consists of the following (in thousands):

	2006 Gross	Accumulated Amortization & Impairment	2006 Net
Intangible assets subject to amortization:
Customer relationships	$291,560	$14,757	$276,803
Technology	15,760	3,191	12,569
Contracts	11,033	11,033	—

Total intangible assets subject to amortization	318,353	28,981	289,372
Total indefinite-lived trade names	118,200	—	118,200

Total identifiable intangible assets	$436,553	$28,981	$407,572

	2005 Gross	Accumulated Amortization	2005 Net
Intangible assets subject to amortization:
Customer relationships	$291,560	$7,468	$284,092
Technology	15,760	1,615	14,145
Contracts	11,033	11,033	—

Total intangible assets subject to amortization	318,353	20,116	298,237
Total indefinite-lived trade names	118,200	—	118,200

Total identifiable intangible assets	$436,553	$20,116	$416,437

Goodwill

Goodwill is the excess of the cost of an acquired company over the amounts assigned to assets acquired and liabilities assumed. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangibles are not amortized, but are tested for impairment annually, or more frequently if an event occurs or circumstances change that would indicate the carrying amount could be impaired. Impairment testing for goodwill is done at the reporting unit level, which is one level below the business segment level. Under the criteria set forth by SFAS No. 142, the Company has two reporting units based on the structure in place as of December 23, 2004. Goodwill was allocated to these reporting units based on the net assets acquired. An impairment charge generally would be recognized when the carrying amount of the reporting unit exceeds the estimated fair market value of the reporting unit. The Company performed its annual test as of October 1, 2006 and determined that no impairment exists.

Fair value of financial instruments

Financial instruments include cash equivalents, accounts receivable, accounts payable, revolving loans payable, long-term debt, and interest rate and commodity swap agreements. Management believes the fair value of cash equivalents, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The fair value of revolving loans payable and long-term debt is estimated based on anticipated interest rates that management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors, and arms length trades for debt securities, which are traded. The fair value of long-term debt is estimated to approximate the carrying amount at December 31, 2006. Interest rate and commodity swaps are recorded at fair value.

Revenue recognition

Revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, sale price is fixed and determinable, and collectibility is reasonably assured. Revenues are recorded net of rebates to certain distributors, dealers and builders. These rebates relate to several programs and are designed to stimulate sales of the Company’s products. Provisions are made for warranties at the time revenues are recognized. Costs associated with shipping and handling of the Company’s products is included in costs of goods sold.

The Company consigns certain products to many of its independent distributors. Product inventories shipped on consignment terms are maintained under a consignment arrangement on the premises of independent distributors. Revenues and cost of sales are recognized at the time consigned inventory is sold by the independent distributor to a third party.

Trade and other receivables

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The customer’s financial position is periodically reviewed and no collateral is required. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company estimates its allowance for doubtful accounts based on historical collection trends, type of customer, the age of outstanding receivables, and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances, and the allowance is adjusted accordingly. The Company does not have significant credit risk concentrations and historically has not experienced significant losses related to its receivables.

A rollforward of the allowance for doubtful accounts as of December 31, follows (in thousands):

	2006 Successor	2005 Successor	2004 Predecessor(1)
At the beginning of the period	$7,795	$8,130	$2,850
Current-year accruals	4,322	9,367	9,414
Current-year write-offs	(4,859)	(9,702)	(4,134)

At the end of the period	$7,258	$7,795	$8,130

(1)	For comparability purposes the periods ended December 31, 2004 and December 22, 2004 were combined.

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

A rollforward of the liabilities for warranties as of December 31, follows (in thousands):

	2006 Successor	2005 Successor	2004 Predecessor(1)
At the beginning of the period	$37,685	$39,086	$41,472
Current-year accruals	35,192	29,606	30,979
Current-year uses	(31,104)	(31,007)	(33,365)

At the end of the period	$41,773	$37,685	$39,086

(1)	For comparability purposes the periods ended December 31, 2004 and December 22, 2004 were combined.

Accrued self insurance reserves

The Company is self-insured up to certain stop-loss amounts for workers’ compensation, product liability, general liability, auto liability, group health, and physical damage. The expense and liabilities are determined based on historical company claims information, as well as industry factors and trends in the level of such claims and payments. Our self-insurance reserves, calculated on an undiscounted basis, as of December 31, 2006 and 2005, represent the best estimate of the future payments to be made on incurred claims reported and unreported. Based on historical payment patterns, the Company expects payments of undiscounted ultimate losses related to workers’ compensation as of December 31, to be made as follows (in thousands):

2007	$4,586
2008	1,944
2009	1,033
2010	647
2011	316
Thereafter	84

Total	$8,610

Stock compensation plans

In connection with the Acquisition, the Company’s parent adopted the 2004 Stock Option Plan. Under this plan, as amended, 4,798,752 shares of the authorized but unissued shares of common stock of Goodman Global, Inc. have been reserved for issuance. The plan permits the grant of options to purchase shares of common stock to eligible employees, consultants, and directors. As of December 31, 2006, the Company’s parent has granted approximately 4.7 million options, a portion of which vest based on time in installments through 2009, and a portion of which vest in 2012 subject to accelerated vesting based on the achievement of specified performance targets through 2008. No additional options to purchase shares of common stock will be granted under the 2004 Stock Option Plan. During the first quarter of 2006, the Company’s parent amended certain options granted on December 23, 2004, March 1, 2005 and April 18, 2005 to provide that the installment, which would otherwise become vested with respect to the fiscal year 2009 upon attaining certain financial performance targets, became vested upon consummation of the initial public offering which occurred in April of 2006.

On February 1, 2006, the Company’s parent adopted the 2006 Incentive Award Plan (2006 Plan). Under this plan, 1,895,086 shares of the authorized but unissued shares of common stock of the Company’s parent have been reserved for issuance. In addition, shares of common stock that remain available for future option grants under the 2004 Stock Option Plan and shares underlying any existing grants under the 2004 Stock Option Plan that are forfeited will be available for issuance under the 2006 Plan. The plan permits the grant of stock-based compensation awards to eligible employees, consultants and directors. The 2006 Plan provides for a variety of such awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance share awards, performance stock unit awards, performance-based awards or stock payment awards. As of December 31, 2006, approximately 11,000 shares of restricted stock have been issued under the 2006 Plan. These restricted shares may not be sold or otherwise transferred until restrictions have lapsed, which will occur one year after the date of grant. The weighted average grant date fair value of the restricted shares granted as of December 31, 2006 is $18.37. Recorded compensation costs for these shares for the twelve months ended December 31, 2006 is not material. As of December 31, 2006, 20,000 options also have been granted under this plan.

A summary of stock option activity follows (in thousands except for per share data):

	Shares	Weighted Average Exercise Price per Share
Outstanding at December 22, 2004	—	$—
Granted	3,472	$5.28

Outstanding at December 31, 2004	3,472	$5.28
Granted	1,179	$10.89

Outstanding at December 31, 2005	4,651	$6.70
Granted	20	$20.10
Exercised	(3)	$5.28
Forfeited	(63)	$9.70

Outstanding at December 31, 2006	4,605	$6.72

The following table summarizes information about stock options outstanding as of December 31, 2006 (in thousands, except per share, and year data):

	Options Outstanding					Options Exercisable
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$5.28 - $21.80	4,605	8.2	$6.72	$48,270	2,370	8.1	$5.95	$26,678

A summary of the status of the Company’s nonvested stock options as of December 31, 2006 and changes since inception of the plan is presented below (in thousands except for per share data):

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 22, 2004	—	$—
Granted	3,472	$1.71

Nonvested at December 31, 2004	3,472	$1.71
Granted	1,179	$2.24
Vested	(979)	$1.71

Nonvested at December 31, 2005	3,672	$1.88
Granted	20	$8.21
Vested	(1,401)	$1.71
Forfeited	(56)	$2.18

Nonvested at December 31, 2006	2,235	$1.97

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

As a result of adopting SFAS No. 123(R), the Company recognized compensation expense of $2.6 million ($1.7 million after tax), during the twelve months ended December 31, 2006, which is included in selling, general and administrative expenses in the accompanying statement of income. Included in compensation expense for the twelve months ended December 31, 2006 discussed above, is $0.7 million related to the 381,331 stock options that vested at the consummation of the Company’s parent’s initial public offering in April of 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton model using assumptions discussed below. The expected volatility of 20% at the grant date was based mainly on the volatility of the Company’s competitors. The expected term of the options granted of 8 years is based on the time period the options are expected to be outstanding. The risk-free interest rate of between 4.5% and 5.0% is based on the U.S. Treasury rate of a note with the expected maturity of the expected term of the options. The Company has not considered a dividend payment in its calculation and believes that forfeitures will not be significant.

As of December 31, 2006, the total compensation cost related to nonvested awards not yet recognized in the statement of income of the Company is $4.4 million. This amount will be recognized on a weighted average period of 2.2 years.

As of January 1, 2006, the Company adopted SFAS No. 123(R), thereby eliminating pro-forma disclosure for the period subsequent to the adoption. The effect on net income, if the Company had applied the fair value recognition provisions of SFAS No. 123 to the options granted under the Company’s parent’s stock option plan for the twelve months ended December 31, 2005 is summarized below (in thousands). There would have been no effect on the Company’s statements of cash flow for this period. For purposes of this disclosure, the value of the options is estimated using a Black-Scholes-Merton option valuation model and amortized to expense over the options’ vesting period.

2005
Effect on Net Income Before Taxes	$1,779

Effect on Net Income	$1,087

Pensions and other postretirement benefits

The Company accounts for its defined benefit pension plans and its defined benefit postretirement medical plan in accordance with SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans. These standards require that amounts recognized in the financial statements be determined on an actuarial basis. Significant assumptions involved in determining the Company’s pension and other postretirement benefit expense include the expected return on plan assets, expected healthcare cost and the discount rate for calculating future liability. The assumed long-term rate of return on assets is applied to a calculated value of plan assets which results in an estimated return on plan assets that is included in current year pension income or expense. Adjustments to the minimum pension liability are recorded in other comprehensive income.

Research and development

Research and development costs are charged to selling, general and administrative expense as incurred. Research and development expense was $8.8 million, $8.8 million, and $8.0 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Income taxes

Prior to the Acquisition, income of the Company, except for a small portion of the Company’s operations, was reported for federal and state income tax purposes by the former shareholders. Generally, the Company made distributions to these shareholders to fund such taxes. Subsequent to the Acquisition, the Successor Company reports the consolidated operations of the Company for federal and state income tax purposes. For operations subject to income taxes, the Company uses the liability method of accounting for taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences reverse.

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. The Company performs this evaluation at least quarterly and at the end of each fiscal year. The estimation of required valuation allowances includes estimates of future taxable income. In assessing the realizability of deferred tax assets at December 31, 2006, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers taxable income in carryback years, the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If actual future taxable income is different from the estimates, the Company’s results could be affected.

Derivatives and hedging activities

SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative, whether the derivative qualifies for hedge accounting and the resulting designation. The fair value of commodity hedges relating to raw materials used in production that qualify for hedge accounting are recorded to cost of goods sold in the period in which the end products are sold to our customers.

The Company’s counterparties to these instruments are large financial institutions that have little credit risk.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $2.7 million, $2.5 million, and $2.0 million for the years ended December 2006, 2005, and 2004, respectively.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the prior year consolidated financial statements to conform to the present year presentation. During 2006, the Company reclassified both the current and long-term portion of the deferred revenue related to the Company’s extended warranty program from accrued warranty to other accrued expenses and other long-term liabilities, respectively.

New accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (SFAS 109). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principal recorded as an adjustment to opening retained earnings. We are continuing to evaluate the impact of FIN 48 on our consolidated financial statements. Based upon management’s partial assessment to date, we expect to reduce opening retained earnings by less than $1 million for 2007.

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of the standard and have not yet determined the impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS

No. 158). Among other items, SFAS No. 158 requires (1) recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, (2) the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and (3) recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. As further discussed in Note 9, the company adopted SFAS No. 158 effective December 31, 2006 with minimal impact to the Company’s financial statements. SFAS No. 158’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as the Company already uses a measurement date of December 31 for its benefit plans.

3. Significant balance sheet accounts

Inventories as of December 31, consist of the following (in thousands):

	2006	2005
Raw materials and parts	$43,286	$29,125
Finished goods	302,773	274,170

	$346,059	$303,295

Property, plant, and equipment as of December 31, consist of the following (in thousands):

	Useful Lives in Years	2006	2005
Land	—	$12,162	$12,162
Buildings and improvements	10 – 39	55,891	55,465
Equipment	3 – 10	131,206	83,041
Construction-in-progress	—	14,005	27,335

		213,264	178,003
Less: Accumulated depreciation		(41,018)	(17,454)

		$172,246	$160,549

Other accrued expenses as of December 31, consist of the following significant items (in thousands):

	2006	2005
Accrued rebates	$27,060	$21,682
Accrued self insurance reserves	15,753	17,970
Other	37,534	46,988

	$80,347	$86,640

Accumulated other comprehensive loss consists of the following (in thousands):

	Defined Benefit Plans	Minimum Pension Liability	Cumulative Transition Adjustment	Change in Fair Value of Derivatives	Acquisition	Foreign Currency Translation	Total
Predecessor
December 31, 2003	$—	$(7,396)	$(5,088)	$1,810	$—	$—	$(10,674)
Net Change Through December 22, 2004		(591)	663	1,335	9,267	—	10,674

December 22, 2004	$—	$(7,987)	$(4,425)	$3,145	$9,267	$—	$—

Successor
December 23, 2004	$—	$—	$—	$—	$—	$—	$—
Net Change Through December 31, 2004	—	—	—	—	—	—	—

December 31, 2004	—	—	—	—	—	—	—

Net Change Through December 31, 2005		(673)	—	2,436	—	325	2,088

December 31, 2005		(673)	—	2,436	—	325	2,088

Net Change Through December 31, 2006	(459)		—	661		797	999

December 31, 2006	$(459)	$(673)	—	$3,097	$—	$1,122	$3,087

4. Business combinations

The following table summarizes the estimated fair values of the assets and liabilities as of December 23, 2004, the date of the Acquisition, and as of December 23, 2005, following the finalization of the purchase price allocation (in thousands):

	Purchase Price Allocation at December 23, 2004	Adjustments	Purchase Price Allocation at December 23, 2005
Current assets	$515,118	$(3,221)	$511,897
Property, plant, and equipment	142,328	—	142,328
Deferred taxes	88,618	(41,800)	46,818
Intangible assets	436,552	—	436,552
Deferred finance costs	35,715	—	35,715
Other assets	1,837	(519)	1,318
Goodwill	339,842	51,445	391,287

Total assets acquired	1,560,010	5,905	1,565,915

Current liabilities	187,060	5,905	192,965
Other liabilities	8,902	—	8,902
Debt	1,031,135	—	1,031,135

Total liabilities assumed	1,227,097	5,905	1,233,002

Net Assets Acquired	$332,913	$—	$332,913

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

The Company recorded significant goodwill, as a result of the estimated value of the assembled workforce and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. Certain amounts of the goodwill may not be deductible for tax purposes. However, it is expected that a substantial portion of the goodwill recorded in the acquisition will be deductible for income tax purposes.

Unaudited pro forma operation results of the Company assuming the Acquisition was completed on January 1, 2004, is summarized as follows (in thousands):

Year ended December 31, 2004
Sales	$1,317,580

Net income	$15,508

5. Income taxes

The provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended December 31,		2004
	2006	2005	December 23 to December 31	January 1 to December 22
Current expense (benefit):
U.S.
Federal	$14,267	$18,420	$(28)	$(645)
State	2,350	2,533	(370)	1,345

Total U.S.	16,617	20,953	(398)	700
Foreign	1,703	736	—	759

Total current	18,320	21,689	(398)	1,459

Deferred expense (benefit):
U.S.
Federal	14,426	(5,338)	(3,170)	(2,940)
State	1,442	(534)	—	—

Total U.S.	15,868	(5,872)	(3,170)	(2,940)
Foreign	—	—	—	—

Total deferred	15,868	(5,872)	(3,170)	(2,940)

Total provision for income taxes	$34,188	$15,817	$(3,568)	$(1,481)

A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows (in thousands):

	Years Ended December 31,		2004
	2006	2005	December 23 to December 31	January 1 to December 22
Tax provision at statutory rate at 35%	$34,424	$14,244	$(2,882)	$17,807
Add (deduct):
State income tax	2,970	1,999	(240)	1,345
Other-extraterritorial income exclusion, domestic production activities deduction, and other permanent differences	(1,646)	(426)	(446)	(2,771)
Prior year permanent differences	(1,560)	—	—	—
Items not taxed at corporate level	—	—	—	(20,138)
Changes in valuation allowance	—	—	—	2,276

	$34,188	$15,817	$(3,568)	$(1,481)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities as of December 31, were as follows (in thousands):

	2006	2005
Deferred tax assets:
Accrued liabilities	$19,151	$13,308
Identifiable intangible assets	26,748	37,553
Goodwill	13,300	23,694
Stock Options	1,039	—
Net operating loss carryforward	4,549	5,328
Less: Valuation allowance	(3,358)	(3,358)

	$61,429	$76,525
Deferred tax liabilities:
Property, plant, and equipment	(15,160)	(14,676)
Derivative Instruments	(1,937)	(1,525)

	$44,332	$60,324

The effective tax rate for the twelve months ended December 31, 2006 and December 31, 2005 was 34.8% and 38.9%, respectively. The effective tax rate was lower primarily as a result of three items. First, recent federal legislative changes permitted the Company to take a deduction for qualified domestic production activity income. Second, the Company qualified and computed the exclusion for foreign sales income. Finally, the Company’s state tax rate was favorably impacted by the mix of sales, payroll and property in the various jurisdictions. The twelve months ended December 31, 2006 includes a cumulative adjustment of $1.6 million to reflect the impact of these items.

Deferred tax assets decreased overall by a net $16.0 million. The deferred tax assets for goodwill and identified intangibles were reduced for the tax amortization during 2006. A deferred tax asset was recorded in 2006 relating to the book expense taken for non-qualified stock options. Included in other current assets is an income tax receivable of $8.3 million.

The Acquisition included the purchase of stock of certain corporations for which tax attributes carried over. At the time of the Acquisition, one of the companies acquired had a gross net operating loss carryforward of $15.8, which expires beginning in 2014 through 2019. Of this amount, $8.7 million is subject to the Separate Return Limitation Year (“SRLY”) provisions and therefore, may only be utilized to offset prospective income earned by the particular SRLY subgroup. The Acquisition caused an Ownership Change pursuant to Internal Revenue Code section 382. Thus, the $15.8 million net operating loss is also subject to an annual limitation. The Company has calculated the cumulative loss allowable under Internal Revenue Code section 382 to approximate $10 million. However, given the SRLY limitation, and that the prospective income of the SRLY subgroup is uncertain, the Company has a valuation allowance of $3.4 million to fully reserve the $8.7 million SRLY net operating loss at December 31, 2006.

Based upon taxable income in carryback years, the reversal of deferred tax liabilities and projected future taxable income, the Company does not believe that a valuation allowance is warranted on the remaining deferred tax assets, as it is more likely than not that these deferred tax assets will be realized.

For the twelve months ended, December 31, 2006, 2005, and 2004 the Company paid taxes of $40.4 million, $8.0 million, and $1.8 million, respectively.

Deferred income taxes have not been provided for on unremitted foreign earnings reinvested abroad. Currently, we do not expect these unremitted earnings to reverse and become taxable to us in the future. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. Our foreign subsidiary has cumulative earnings of approximately $6.1 million for which no U.S. income taxes have been accrued based on our expectation that those funds are permanently reinvested in our operations in that country.

6. Long-Term Debt

Long-term debt as of December 31, consists of the following (in thousands):

	2006	2005
Senior Floating Rate Notes	$179,300	$250,000
Senior Subordinated Notes	400,000	400,000
Term credit facility	258,750	311,375
Revolving credit facility	—	—
Current maturities	(3,500)	(3,500)

Total long-term debt (including revolving credit facility), less current maturities	$834,550	$957,875

On December 23, 2004, in connection with the Acquisition, the Company issued $250.0 million in aggregate principal amount of its senior floating rate notes, maturing in 2012, and $400.0 million in aggregate principal amount of its 7  7/8% senior subordinated notes, maturing in 2012, in a private placement under Rule 144A and Regulation S of the Securities Act (Note Offering). The senior floating rate notes under the Note Offering bear interest at LIBOR plus 3%. This rate was 8.33% as of December 31, 2006.

In connection with the Note Offering, the Company also entered into senior secured credit facilities consisting of a term loan in the principal amount of $350.0 million and a revolving credit facility in an aggregate amount of up to $175.0 million, with staggered maturities through December 23, 2011 which was amended in March, 2006 (2004 Facility). The 2004 Facility is secured by substantially all of the assets of the Company and provides for term loan and revolving borrowings at LIBOR, plus a margin based upon a financial ratio as specified in the agreement. The borrowing rate for the 2004 Facility was 7.13% as of December 31, 2006. The Company had unused revolving credit under the 2004 Facility of $140.6 million at December 31, 2006 which carries a fee of .05%. Outstanding commercial and standby letters of credit issued under the 2004 Facility totaled $34.4 million as of December 31, 2006.

As a result of the Note Offering and 2004 Facility, the Company incurred financing charges of approximately $35.7 million. These costs have been capitalized on the balance sheet, and are amortized over the maturity of the notes.

The Note Offering and 2004 Facility contain financial and operating covenants with which the Company must comply during the term of the agreement, including maintaining certain financial ratios, restricting the incurrence of certain indebtedness and investments, and creating or permitting the existence of certain liens.

All of the existing and future restricted U.S. subsidiaries of Goodman Global Holdings, Inc. (other than AsureCare Corp., a Florida corporation) will guarantee its floating rate notes and fixed rate notes. The Company is structured as a holding company and substantially all of its assets and operations are held by its subsidiaries. There are currently no significant restrictions on the ability of Goodman Global Holdings, Inc. to obtain funds from its subsidiaries by dividend or loan. The Company’s and the non-guarantor subsidiaries’ independent assets, revenues, income before taxes, and operating cash flows in total are less than 3% of the consolidated total. The separate guarantors of Goodman Global Holdings, Inc. have fully and unconditionally, jointly and severally guaranteed the senior floating rate notes and the senior subordinated notes, and (ii) the aggregate assets, liabilities, earnings, and equity of the subsidiary guarantors is substantially equivalent to the assets, liabilities, earnings, and equity of the Company on a consolidated basis. As a result, the presentation of separate financial statements and other disclosures concerning the subsidiary guarantors is not deemed material.

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

Future scheduled maturities of the Note Offering and 2004 Facility at December 31, 2006, are as follows (in thousands):

2007	$3,500
2008	3,500
2009	3,500
2010	3,500
2011	244,750
Thereafter	579,300

Total	$838,050

Interest paid was $70.4 million, $62.6 million, and $15.0 million during December 31, 2006, 2005, and 2004, respectively. See Note 10 regarding derivative instruments.

7. Related-party transactions

As part of the transaction costs in 2004, the Company paid Apollo a one-time transaction fee of $20.0 million for structuring the transaction. The Company also had an agreement with Apollo for an annual monitoring fee. This agreement also provided that in the event of a change in control or initial public offering, Apollo may elect to receive a lump sum payment in lieu of the annual monitoring fee. The annual monitoring fee was the greater of $2.0 million or 1% of the Company’s earnings before interest, taxes, depreciation and amortization as defined in the agreement and was for a twelve year period. During 2005, the Company paid $2.0 million to Apollo for the annual monitoring fee. As a result of the parent company’s initial public offering in April of 2006, the Company paid a $16 million fee to terminate the agreement with Apollo.

During 2006 and 2005, the Company paid $0.2 million to a related party for an operating lease.

In the ordinary course of its business, Goodman purchased grilles and other materials from AirGuide Corp. (“AirGuide”) of approximately $3.0 million and $2.9 million in 2006 and 2005, respectively. Mr. Goodman, one of our directors, and his immediate family are beneficiaries of trusts that own a combined interest of approximately 18.75% in AirGuide.

In connection with the initial public offering of the common stock of the Company’s parent in April 2006, the Company’s parent redeemed all of its outstanding Series A Preferred Stock with an aggregate liquidation preference and accrued and unpaid dividends of approximately $255.2 million, of which members of the Company’s management received approximately $10.3 million, affiliates of Apollo received approximately $173.7 million and the Goodman family trusts and other equity syndicate investors received approximately $71.2 million. Apollo owns approximately 41% of our parent’s common stock outstanding as of December 31, 2006.

8. Leases

The Company leases vehicles, computer and office equipment, and office and warehouse facilities from various third parties that are accounted for as operating leases and have expiration dates through 2016.

The Company also leases a warehouse facility under an operating lease with shareholders of the Company. The lease expires in 2014.

Future minimum lease payments under operating leases as of December 31, 2006, are as follows (in thousands):

	Third Party	Related Party
2007	$19,750	$198
2008	18,693	198
2009	16,025	198
2010	11,241	198
2011	6,831	198
Thereafter	19,676	578

Total	$92,216	$1,568

Rent expense on the operating leases was $23.7 million, $18.4 million, and $14.1 million for the years ended December 31, 2006, 2005, and 2004, respectively.

9. Employee benefit plans

401(k) plans

The Company sponsors two 401(k) savings plans for employees who have completed a requisite term of service, with one covering all nonunion employees of the Company and one covering union employees of the Company. Nonunion employees of the Company may defer up to 17% of their salaries and wages with the Company matching 100% of amounts deferred, up to a maximum matching contribution of the lesser of 6% of the employee’s salary or $3,000. Union employees may defer up to 17% of their salaries and wages with the Company matching 50% of amounts deferred, up to a maximum matching contribution of 3% of the employee’s salary (up to a maximum matching contribution of 6% of the employee’s salary for employees hired on or after December 15, 2002). Employer-matching contributions for all plans were approximately $3.5 million, $2.9 million, and $3.3 million, for the years ended December 31, 2006, 2005, and 2004, respectively.

Pension and other employee benefit plans

The Company sponsors a defined benefit plan, which covers union employees who have both attained age 21 and completed one year of service. The Company has 1,048 employees who are members of the collective bargaining unit, representing approximately 21% of the Company’s employees. Effective December 14, 2002, the defined benefit plan was amended to freeze participation for all employees except those hired on or before December 14, 2002. Benefits are provided at stated amounts based on years of service, as defined by the plan, and the plan has been amended increasing the maximum number of service years. Benefits vest after completion of five years of service. The Company’s funding policy is to make contributions in amounts actuarially determined by an independent consulting actuary to fund the benefits to be provided. Plan assets consist of primarily equity and fixed-income securities.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods. Had the Company not been required to adopt SFAS No. 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional minimum liability is included in table below in the column labeled “Prior to Adopting SFAS No. 158.”

	At December 31, 2006 (in thousands)
	Prior to Adopting SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported
Intangible asset	$892	$(892)	$—

Accrued pension liability	4,893	—	4,893

Deferred income taxes	233	343	576

Accumulated other comprehensive income	$(372)	$(549)	$(921)

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $0.9 million ($0.6 million net of tax) and unrecognized actuarial losses $0.6 million ($0.4 net of tax). The prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2007 is $0.1 million ($0.06 million net of tax).

The funded status of the plan is as follows:

	Pension Benefits
	2006	2005	2004
	(In thousands)
Benefit obligation at beginning of year	$28,050	$26,804	$24,952
Service cost	788	474	446
Interest cost	1,641	1,546	1,519
Actuarial losses (gains)	(84)	170	780
Amendments	967	—	—
Benefit payments	(1,081)	(944)	(893)

Benefit obligation at end of year	$30,281	$28,050	$26,804

Fair value of plan assets at beginning of year	$21,552	$20,272	$19,039
Actual return on plan assets	2,245	742	1,437
Employer contributions	2,672	1,482	689
Benefit payments	(1,081)	(944)	(893)

Fair value of plan assets at end of year	$25,388	$21,552	$20,272

Funded status of the plan	$(4,893)	$(6,498)	$(6,532)

Unrecognized amounts:
Prior service cost	—	—	—
Net losses	—	1,096	—
Adjustment required to recognize minimum liability	—	(1,096)	—

Total	—	—	—

Net prepaid (accrued) benefit cost	$(4,893)	$(6,498)	$(6,532)

Components of net periodic benefit expense:
Service cost	$788	$474	$446
Interest cost	1,641	1,546	1,519
Expected return on plan assets	(1,839)	(1,667)	(1,581)
Net amortization of prior service cost	76	—	383

Net periodic benefit expense	$666	$353	$767

Weighted-average assumptions as of December 31:
Discount rate	5.75%	5.75%	6.00%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.50%

The Company anticipates making a contribution to the plan during 2007 of $2.3 million. The Company expects to pay benefits related to its pension plan over the next five years and in the aggregate for the five years thereafter as follows (in thousands):

2007	$1,059
2008	1,123
2009	1,200
2010	1,291
2011	1,377
2012-2016	8,636

The weighted-average asset allocation for the Company’s pension plan assets as of December 31, 2006 and 2005, as well as the target allocation for the year ended December 31, 2007, follows:

	2006	2005	Target 2007 Allocation
Equities	60%	59%	65%
Fixed income	39%	40%	30%
Cash equivalents	1%	1%	5%

Total	100%	100%	100%

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

The Company also provided unfunded postretirement benefits for union employees, covering medical benefits. The collective bargaining agreement was renegotiated in December of 2004 and these postretirement medical benefits were terminated in the new collective bargaining agreement that expires December 2009. Employees were eligible for these benefits when they reached age 55 and had completed five years of service with the Company. As of the date of termination, the plan had one participant who was grandfathered into the plan, therefore any disclosures and liability are not material.

10. Accounting for derivative instruments

During the first quarter of 2005, the Company entered into interest rate swaps which expire in 2007 and 2008 to manage variable rate exposure on the term credit facility. These swaps have a notional amount of $250.0 million and a fair market value receivable of $2.4 million as of December 31, 2006. These interest rate derivative instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), allows changes in the fair market value of these hedged instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that received hedge accounting treatment. Any ineffectiveness, which generally arises from minor differences between the terms of the swap and terms of the underlying hedged debt, would be recorded in other income, net in the statement of income. Any such differences, for the years ended December 31, 2006 and December 31, 2005 were immaterial.

Prior to the Acquisition, the Company had $75 million notional amount of interest rate swaps, cancelable swaps, caps, floors, and collars to manage variable interest rate exposure on their floating rate debt. Approximately $25 million of the Company’s floating rate debt was designated as hedged items to an interest rate swap agreement prior to the Acquisition of the Company in December of 2004. This interest rate swap was designated as a cash-flow hedge and was highly effective during the period ended December 22, 2004. Ineffectiveness, which generally arises from minor differences between the terms of the swap and the terms of the underlying hedged debt, was recorded in interest expense and was not material during the period ended December 22, 2004. The remaining cancelable swaps, caps, floors, and collars have not been designated as hedging instruments and, during the period ended December 22, 2004, the Company recognized a gain of $4.7 million related to these derivatives. This amount is included in interest expense in the statement of income of the predecessor company.

During the second quarter of 2006, the Company entered into collars for a portion of its 2006 copper supply to substantially reduce the variability of its purchase price for this commodity. These collars expired by December 31, 2006. These instruments were designated as cash flow hedges. For these qualifying hedges, SFAS No. 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense, net in the statement of income. The ineffectiveness for the year ended December 31, 2006 was a $0.5 million loss.

During the second quarter of 2006, the Company entered into collars for a portion of its 2006 aluminum supply to substantially reduce the variability of its purchase price for this commodity. These collars expired on December 31, 2006. These collars did not qualify for hedge accounting under SFAS No. 133 and therefore changes in its fair market value totaling $6.3 million loss were recorded in other (income) expense, net in the statement of income.

During the third quarter of 2006, the Company entered into swaps for a portion of its 2007 aluminum supply to fix the purchase price, and thereby substantially reduce the variability of its purchase price for this commodity. These swaps, which expire by December 31, 2007, have a notional amount of $25.0 million and a fair market value receivable of $3.8 million as of December 31, 2006. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense, net in the statement of income. The ineffectiveness for the year ended December 31, 2006 was a $0.5 million gain.

During the fourth quarter of 2006, the Company entered into swaps for a portion of its 2007 copper supply to fix the purchase price, and thereby substantially reduce the variability of its purchase price for this commodity. These swaps which expire on December 31, 2007, have a notional amount of $62.1 million and a fair market value liability of $1.2 million as of December 31, 2006. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other income, net in the statement of income. Any such differences, for the year ended December 31, 2006 were immaterial.

During 2005, the Company entered into a derivative commodity instrument related to its copper supply with a notional amount of approximately $44.7 million. This hedge was marked to market in cost of sales and it expired on December 31, 2005. Other current assets at December 31, 2005, reflects a receivable from our counterparty in the amount of $1.3 million.

At December 31, 2006, the fair market value of our derivatives was a receivable of $5.0 million, which is included in other current assets. Included in stockholders’ equity, is a gain of $3.1 million, net of tax of $1.9 million, which $2.9 million is expected to be reclassified into earnings within the next twelve months in cost of sales as the underlying hedged inventory is sold and in interest expense as the interest rate swap settles.

11. Contingent liabilities

In October 2003, the Consumer Product Safety Commission staff issued a preliminary determination that a discontinued design of certain Package Terminal Air Conditioner/Heat Pump (PTAC) units manufactured by one of the Company’s subsidiaries presents a substantial product hazard under the Consumer Product Safety Act, requiring corrective action. In September of 2004, the Company implemented a voluntary corrective action plan (CAP) under which the Company will provide a new thermal limit switch to commercial/institutional PTAC owners. Installation of such switch will be at the commercial/institutional owners’ expense, except in special and limited circumstance (e.g., financial hardship, etc.). Under the CAP, the Company agreed to pay the cost of installing the replacement switch for any individual homeowner having a PTAC unit in their residence. The Company has established a reserve that it believes to be adequate with respect to this matter based on current evaluations and its experience in these types of matters. As of December 31, 2006, the Company had a reserve balance of $0.8 million for future claims against the CAP. Nevertheless, future developments could require material changes in the recorded reserve amount.

In December 2001, over 70 Hispanic workers filed suit against certain subsidiaries of the Company in the U.S. District Court for the Southern District of Texas alleging employment discrimination, retaliation, and violations of the Fair Labor Standards Act. The Equal Employment Opportunity Commission intervened in the lawsuit on the plaintiffs’ behalf. The Company’s insurers agreed to defend the Company against these allegations and indemnify the Company for any pecuniary losses incurred. In January 2007, the parties entered into agreements which resolved the claims arising out of the litigation filed in 2001. The agreed-to settlement had no material adverse effect on the Company’s business. The settlement among the parties resolves the litigation and will result in a dismissal of the lawsuit and release of all claims alleged.

As part of the equity contribution associated with the sale of Amana in July 2001, the Company agreed to indemnify Maytag for certain product liability, product warranty, and environmental claims. In light of these potential liabilities, the Company has purchased insurance that the Company expects will shield it from incurring material costs to such potential claims.

Pursuant to a March 15, 2001 Consent Order with the Florida Department of Environmental Protection, or FDEP, Pioneer Metals Inc., or Pioneer, is continuing to investigate and pursue, under FDEP oversight, the delineation of groundwater contamination at and around the Pioneer facility in Fort Pierce, Florida. Remediation has not begun. The contamination was discovered through environmental assessments conducted in connection with a Goodman subsidiary’s acquisition of the Fort Pierce facility in 2000, and was reported to FDEP, giving rise to the Consent Order.

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

Based on analyses of currently available information, it is probable that costs associated with the site will be $1.0 million. Therefore, we have reserved approximately $1.0 million as of December 31, 2006, although it is possible that costs could exceed this amount by up to approximately $2.8 million. Management believes any liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial position as such obligations could be satisfied over a period of years. Nevertheless, future developments could require material changes in the recorded reserve amount.

We believe this contamination predated Pioneer’s involvement with the Fort Pierce facility and Pioneer has not caused or contributed to the contamination. Accordingly, Pioneer is pursuing litigation against former owners of the Fort Pierce facility in an attempt to recover its costs. At this time we cannot estimate probable recoveries from this litigation.

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

As a result of a fire in one of the Company’s manufacturing facilities, the Company recorded a business interruption insurance settlement of approximately $2.8 million as a reduction of its cost of goods sold in the statement of income for the fourth quarter of 2006.

12. Quarterly financial information (unaudited)

Unaudited quarterly information for the years ended December 31, 2006 and 2005, respectively (in thousands) is stated below. In connection with the year end close, it was determined that some of the Company’s commodity derivatives did not qualify for hedge accounting and as a result we have restated the prior quarters of 2006 to reflect the changes in fair value of those derivatives in other (income) expense, net. The effect of these changes is to reduce second quarter net income by $4.3 million, increase third quarter net income by $1.6 million and increase fourth quarter net income by $2.7 million. As a result of this change, accumulated other comprehensive income increased by $3.8 million and net assets decreased by $0.5 million as of June 30, 2006; and accumulated other comprehensive income increased by $2.7 million and the change in net assets was not significant as of September 30, 2006. The balance sheet accounts impacted by these changes were: Inventories, Deferred tax assets, Income taxes payable/receivable and Other accrued expenses.

Quarters ended 2006

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(restated)	(restated)
Sales, net	$380,688	$504,454	$517,227	$392,384

Operating profit	32,940	43,737	66,858	37,909

Net income	$8,414	$9,628	$32,213	$13,912

Quarters ended 2005

	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter
Sales, net	$296,307	$421,134	$451,272	$396,693

Operating profit (loss)	(15,694)	47,426	56,057	26,415

Net income (loss)	$(20,960)	$18,128	$22,633	$5,079

(1)	For the quarter ended March 31, 2005, the operating profit and net income reflect a $39.6 million ($24.3 million net of tax) charge for the effect of the inventory valuation step-up resulting from the Acquisition.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective solely as a result of the matter described below under “Derivative Instruments.”.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Since 2005, we have invested significant resources to begin assessing our system of internal controls. We have identified areas of our internal controls requiring improvement, and are in the process of designing enhanced processes and controls to address issues identified through this preliminary review. Areas for improvement include documentation of our derivative contracts. As a result, we expect to make further changes in our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission.

Derivative Instruments

In connection with the year end close, it was determined that some of our commodity derivatives did not qualify for hedge accounting and as a result we have restated the prior quarters of 2006 to reflect the changes in fair value of those derivatives in other (income) expense, net.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Omitted in accordance with General Instruction I of Form 10-K.

ITEM 11.	Executive Compensation

Omitted in accordance with General Instruction I of Form 10-K.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted in accordance with General Instruction I of Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Omitted in accordance with General Instruction I of Form 10-K.

ITEM 14.	Principal Accountant Fees and Services

The following table shows the aggregate fees we paid to Ernst & Young LLP for services rendered during the years ended December 31, 2006 and 2005.

	2006	2005
Audit Fees(1)	$1,139,324	$706,624
Audit Related Fees(2)	$58,851	$56,790
Tax Fees(3)	$125,004	$49,832
All Other Fees	$—	$—

(1)	Audit fees consisted principally of fees for the audit of financial statements, including fees relating to comfort letters and registration statements.
(2)	Audit-related fees consisted principally of fees for the audit of the Company’s employee benefit plans.
(3)	Tax fees consisted principally of fees for consulting relating to the Company’s tax return.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are being filed as part of this report.

1.	Consolidated Financial Statements. Financial statements and supplementary data required by this Item 15 are set forth at the pages indicated in Item 8 above.

2.	Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

(b)	Exhibits

Exhibit no.	Description of exhibit
2.1	Asset Purchase Agreement, dated November 18, 2004, by and among Goodman Global Holdings, Inc., Frio Holdings, Inc. and Frio, Inc. (incorporated by reference to Exhibit 2.1 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

3.1	Amended Certificate of Incorporation of Goodman Global Holdings, Inc. (f/k/a Frio, Inc.) (incorporated by reference to Exhibit 3.1 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

3.2	By-laws of Goodman Global Holdings, Inc. ( f/k/a Frio, Inc.) (incorporated by reference to Exhibit 3.2 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

Exhibit no.	Description of exhibit
4.1	Senior Floating Rate Indenture, dated December 23, 2004, between Goodman Global Holdings, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

4.2	Form of Senior Floating Rate Initial Note (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

4.3	Form of Senior Floating Rate Exchange Note (included as Exhibit B to Exhibit 4.1) (incorporated by reference to Exhibit 4.3 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

4.4	7 7/8% Senior Subordinated Indenture, dated December 23, 2004, between Goodman Global Holdings, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

4.5	Form of 7 7/8% Senior Subordinated Initial Note (included as Exhibit A to Exhibit 4.4) (incorporated by reference to Exhibit 4.5 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

4.6	Form of 7 7/8% Senior Subordinated Exchange Note (included as Exhibit B to Exhibit 4.4) (incorporated by reference to Exhibit 4.6 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

4.7	Registration Rights Agreement, dated December 23, 2004, by and among Goodman Global Holdings, Inc., as issuer, the Guarantors named therein, UBS Securities, LLC, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc. as initial purchasers (incorporated by reference to Exhibit 4.7 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

10.1	Credit Agreement, dated as of December 23, 2004 among Goodman Global, Inc., Goodman Global Holdings, Inc., the Lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders, UBS Securities LLC, as syndication agent, Credit Suisse First Boston, acting through its Cayman Islands branch, as documentation agent, and J.P. Morgan Securities Inc. and UBS Securities LLC as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.1 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

10.2	Guarantee and Collateral Agreement, dated December 23, 2004, among Goodman Global, Inc., Goodman Global Holdings, Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

10.3	Management Consulting Agreement, dated December 23, 2004, between Goodman Global Holdings, Inc. and Apollo Management V L.P. (incorporated by reference to Exhibit 10.3 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

10.4*	Employment Agreement, dated December 23, 2004, between Goodman Global Holdings, Inc. and Charles A. Carroll (incorporated by reference to Exhibit 10.4 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

10.5*	Employment Agreement, dated December 23, 2004, between Goodman Global Holdings, Inc. and Lawrence M. Blackburn (incorporated by reference to Exhibit 10.5 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

Exhibit no.	Description of exhibit
10.6	Certificate of Designation for the 9 1/2% Series A Cumulative Senior Redeemable Exchangeable Preferred Stock (incorporated by reference to Exhibit 10.6 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on September 21, 2005, File No. 333-128462).

10.7	Stockholders Agreement, dated December 23, 2004, by and among the investors listed thereto, Frio Holdings, LLC and Goodman Global, Inc. (incorporated by reference to Goodman Global Holdings, Inc.’s Exhibit 10.7 on Amendment No. 2 on Form S-4, filed with the SEC on December 19, 2005, File No. 333-128462).

10.8	Syndicate Investors Stockholders Agreement, dated February 17, 2005, by and among Goodman Global, Inc., Frio Holdings LLC and each of the purchasers who become parties thereto. (incorporated by reference to Exhibit 10.8 on Amendment No. 2 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on December 19, 2005, File No. 333-128462).

10.9	Management Stockholders Agreement, dated December 23, 2004, by and among Goodman Global, Inc., Frio Holdings, LLC and each of the individual purchasers who become party thereto. (incorporated by reference to Exhibit 10.9 on Amendment No. 2 on Goodman Global Holdings, Inc.’s Form S-4, filed with the SEC on December 19, 2005, File No. 333-128462).

10.10*	2004 Stock Option Plan (incorporated by reference to Exhibit 10.10 on Goodman Global Holdings, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 17, 2006, File No. 333-128462).

10.11*	First Amendment to 2004 Stock Option Plan (incorporated by reference to Exhibit 10.11 on Goodman Global Holdings, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 17, 2006, File No. 333-128462).

10.12*	Second Amendment to 2004 Stock Option Plan (incorporated by reference to Exhibit 10.12 on Goodman Global Holdings, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 17, 2006, File No. 333-128462).

10.13*	2006 Incentive Award Plan (incorporated by reference to Exhibit 10.13 on Goodman Global Holdings, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 17, 2006, File No. 333-128462).

10.14*	First Amendment to Employment Agreement, dated December 23, 2004, between Goodman Global, Inc. and Charles A Carroll (incorporated by reference to Exhibit 10.14 on Goodman Global Holdings, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 17, 2006, File No. 333-128462).

10.15*	First Amendment to Employment Agreement, dated December 23, 2004, between Goodman Global, Inc. and Lawrence M. Blackburn (incorporated by reference to Exhibit 10.15 on Goodman Global Holdings, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 17, 2006, File No. 333-128462).

10.16*	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.16 on Goodman Global Holdings, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 17, 2006, File No. 333-128462).

10.17*	Form of First Amendment to Executive Severance Agreement (incorporated by reference to Exhibit 10.17 on Goodman Global Holdings, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 17, 2006, File No. 333-128462).

10.18*	Non-Competition Agreement, dated November 18, 2004, between Goodman Global Holdings, Inc. and Ben D. Campbell (incorporated by reference to Exhibit 10.25 on Goodman Global, Inc.’s Amendment No. 1 to Form S-1, filed with the SEC on March 13, 2006, File No. 333-131597).

10.19*	Non-Competition Agreement, dated November 18, 2004, between Goodman Global Holdings, Inc. and Donald R. King (incorporated by reference to Exhibit 10.26 on Goodman Global, Inc.’s Amendment No. 1 to Form S-1, filed with the SEC on March 13, 2006, File No. 333-131597).

10.20*	Non-Competition Agreement, dated November 18, 2004, between Goodman Global Holdings, Inc. and Peter H. Alexander (incorporated by reference to Exhibit 10.27 on Goodman Global, Inc.’s Amendment No. 1 to Form S-1, filed with the SEC on March 13, 2006, File No. 333-131597).

Exhibit no.	Description of exhibit
10.21*	Non-Competition Agreement, dated November 18, 2004, between Goodman Global Holdings, Inc. and Samuel G. Bikman (incorporated by reference to Exhibit 10.28 on Goodman Global, Inc.’s Amendment No. 1 to Form S-1, filed with the SEC on March 13, 2006, File No. 333-131597).

10.22*	Non-Competition Agreement, dated November 18, 2004, between Goodman Global Holdings, Inc. and Gary L. Clark (incorporated by reference to Exhibit 10.29 on Goodman Global, Inc.’s Amendment No. 1 to Form S-1, filed with the SEC on March 13, 2006, File No. 333-131597).

10.23*	Non-Competition Agreement, dated November 18, 2004, between Goodman Global Holdings, Inc. and James L. Mishler (incorporated by reference to Exhibit 10.30 on Goodman Global, Inc.’s Amendment No. 1 to Form S-1, filed with the SEC on March 13, 2006, File No. 333-131597).

10.24*	Non-Competition Agreement, dated November 18, 2004, between Goodman Global Holdings, Inc. and Terrance M. Smith (incorporated by reference to Exhibit 10.31 on Goodman Global, Inc.’s Amendment No. 1 to Form S-1, filed with the SEC on March 13, 2006, File No. 333-131597).

10.25*	Non-Competition Agreement, dated November 18, 2004, between Goodman Global Holdings, Inc. and William L. Topper (incorporated by reference to Exhibit 10.32 on Goodman Global, Inc.’s Amendment No. 1 to Form S-1, filed with the SEC on March 13, 2006, File No. 333-131597).

10.26*	Non-Competition Agreement, dated April 18, 2005, between Goodman Global Holdings, Inc. and Michael J. Bride (incorporated by reference to Exhibit 10.33 on Goodman Global, Inc.’s Amendment No. 1 to Form S-1, filed with the SEC on March 13, 2006, File No. 333-131597).

10.27*	Non-Competition Agreement, dated April 18, 2005, between Goodman Global Holdings, Inc. and Mark M. Dolan (incorporated by reference to Exhibit 10.34 on Goodman Global, Inc.’s Amendment No. 1 to Form S-1, filed with the SEC on March 13, 2006, File No. 333-131597).

10.28*	Lease Agreement, dated December 1, 1994, between the Daniel Childrens 1991 Trust, the Lucy Hughes Abell 1991 Trust, the Sam Houston Abell 1991 Trust, the JBG Childrens 1991 Trust, the Hutton Gregory Goodman 1990 Trust, the Hannah Jane Goodman 1990 Trust, the Mary Jane Goodman 1990 Trust and the Harold Viterbo Goodman, II 1990 Trust and Goodman Manufacturing Company, L.P. (incorporated by reference to Exhibit 10.35 on Goodman Global, Inc.’s Amendment No. 1 to Form S-1, filed with the SEC on March 13, 2006, File No. 333-131597).

10.29	Form of First Amendment to Stockholders Agreement by and between John B. Goodman and Apollo Management V, LP. (incorporated by reference to Exhibit 10.36 on Goodman Global, Inc.’s Amendment No. 4 to Form S-1, filed with the SEC on March 30, 2006, File No. 333-131597)

10.30	First Amendment to Credit Agreement, dated March 17, 2006, among Goodman Global, Inc., Goodman Global Holdings, Inc., the Lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders, UBS Securities LLC, as syndication agent, Credit Suisse, Cayman Islands Branch, as documentation agent, and J.P. Morgan Securities Inc. as lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.37 on Goodman Global, Inc.’s Amendment No. 4 to Form S-1, filed with the SEC on March 30, 2006, File No. 333-131597).

10.31*	Forms of Stock Option Agreements outstanding under the 2004 Stock Option Plan (incorporated by reference to Exhibit 10.37 on Goodman Global, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.32*	Form of Non-Qualified Stock Option Grant Notice and Agreement under 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 on Goodman Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.33*	Form of Restricted Stock Award Grant Notice and Agreement (incorporated by reference to Exhibit 10.2 on Goodman Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.34*	2007 Performance Bonus Award Program (incorporated by reference to Exhibit 10.40 on Goodman Global, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.35*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.41 on Goodman Global, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

12.1†	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 on Goodman Global, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

31.1†	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit no.	Description of exhibit
31.2†	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Section 1350 Certification of Annual Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOODMAN GLOBAL HOLDINGS, INC.

Date: March 30, 2007	By:	/s/ Charles A. Carroll
Charles A. Carroll
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Charles A. Carroll	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2007
Charles A. Carroll

/s/ Lawrence M. Blackburn	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2007
Lawrence M. Blackburn

/s/ Mark M. Dolan	Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)	March 30, 2007
Mark M. Dolan

/s/ Laurence M. Berg	Director	March 30, 2007
Laurence M. Berg

/s/Anthony M. Civale	Director	March 30, 2007
Anthony M. Civale

/s/ John B. Goodman	Director	March 30, 2007
John B. Goodman

/s/ Steven Martinez	Director	March 30, 2007
Steven Martinez