Form 10-Q/A
period 2006-09-30
Goodman Global Holdings, Inc.
filed 2007-04-05
CIK 1337982

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

Explanatory Note

This Form 10-Q/A amends the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006, which was filed on November 8, 2006. The amendment is a result of the restatement of the Company’s condensed consolidated financial statements and related financial information for the quarterly periods ended September 30, 2006 and 2005.

The Company is restating its previously filed financial statements and other financial information for the above referenced periods to correct an error related to the Company’s derivative accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. This error and its effects are described in more detail in Note 2 to the Consolidated Condensed Financial Statements included in Item 1 – Financial Statements.

The Company is also filing an amended Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 to correct the error described above.

All of the information in this Form 10-Q/A is as of November 8, 2006, the date the Company originally filed its Form 10-Q with the Securities and Exchange Commission, and does not reflect any subsequent information or events other than the restatement discussed in Note 2 to the Consolidated Condensed Financial Statements appearing in this Form 10-Q/A. For more recent information, please see the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006. For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Form 10-Q/A is amended hereby as a result of the restatement:

Part I, Item 1 – Financial Statements

Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Part I, Item 4 – Controls and Procedures

Part II, Item 6 – Exhibits

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
	(restated, see note 2)
	(in thousands, except share and per share data)
Assets

Current assets:
Cash and cash equivalents	$15,168	$23,779
Restricted cash	2,600	2,600
Accounts receivable, net of allowance for doubtful accounts ($9.5 million in 2006; $7.8 million in 2005)	262,821	220,123
Inventories	357,690	303,295
Deferred tax assets	25,023	14,089
Other current assets	9,826	12,786

Total current assets	673,128	576,672

Property, plant, and equipment, net	166,488	160,549

Goodwill	391,287	391,287
Identifiable intangibles	409,788	416,437
Deferred tax assets	36,248	46,235
Deferred financing costs	24,268	30,357

Total assets	$1,701,207	$1,621,537

Liabilities and shareholders’ equity

Current liabilities:
Trade accounts payable	$145,336	$156,870
Accrued warranty	60,415	58,068
Other accrued expenses	96,478	82,301
Current portion of long-term debt	3,500	3,500

Total current liabilities	305,729	300,739

Long-term debt, less current portion	884,550	957,875
Intercompany payable – related party	98,298	1,210
Revolving credit facility	—	—
Other long-term liabilities	5,161	6,498

Common stock, par value $.01, 100 shares authorized, issued and outstanding as of September 30, 2006 and December 31, 2005	—	—
Accumulated other comprehensive income (loss)	2,006	2,088
Additional paid-in capital	334,995	332,913
Retained earnings	70,468	20,214

Total shareholders’ equity	407,469	355,215

Total liabilities and shareholders’ equity	$1,701,207	$1,621,537

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global Holdings, Inc.

Consolidated Condensed Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(restated, see note 2)		(restated, see note 2)
	(unaudited, in thousands)
Sales, net	$517,227	$451,272	$1,402,369	$1,168,713

Costs and expenses:
Cost of goods sold	394,132	346,458	1,076,806	939,288
Selling, general, and administrative expenses	47,841	41,869	158,182	121,403
Depreciation expense	6,180	4,488	17,197	13,032
Amortization expense	2,216	2,400	6,649	7,201

Operating profit	66,858	56,057	143,535	87,789
Interest expense, net	18,188	19,304	59,828	56,028
Other expense (income), net	845	(49)	7,013	(436)

Earnings before taxes	47,825	36,802	76,694	32,197
Provision for income taxes	15,612	14,169	26,439	12,396

Net income	$32,213	$22,633	$50,255	$19,801

The accompanying notes are an integral part of the consolidated condensed financial statements.

Goodman Global Holdings, Inc.

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
	September 30, 2006	September 30, 2005
	(restated, see note 2)
	(unaudited, in thousands)
Operating activities
Net income	$50,255	$19,801
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Adjustments to goodwill	—	(2,104)
Depreciation	17,197	13,032
Amortization	6,649	7,201
Allowance for bad debt increase (decrease)	1,689	(965)
Deferred tax provision	(947)	4,658
Unrealized loss (gain) on derivatives	2,631	(2,000)
Loss (gain) on disposal of assets	75	(267)
Amortization of inventory step-up in basis	—	39,586
Amortization of deferred financing costs	6,089	4,020
Compensation expense relating to stock options	2,171	—
Changes in operating assets and liabilities:
Accounts receivable	(44,387)	(79,914)
Inventories	(54,395)	(19,399)
Other assets	3,076	797
Accounts payable and accrued expenses	9,190	92,029

Net cash provided by (used in) operating activities	(707)	76,475

Investing activities
Purchases of property, plant, and equipment	(31,482)	(18,456)
Proceeds from sale of assets	20	3,567

Net cash used in investing activities	(31,462)	(14,889)

Financing activities
Repayments of long-term debt	(73,325)	(2,625)
Working capital adjustment	—	1,330
Receipt from intercompany payable – related party	96,883	1,210
Transaction costs	—	(304)
Net borrowings under revolving line facility	—	(24,135)

Net cash provided by (used in) financing activities	23,558	(24,524)

Net increase (decrease) in cash	(8,611)	37,062
Cash at beginning of period	23,779	3,856

Cash at end of period	$15,168	$40,918

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest	$43,728	$34,922

Income taxes	$32,855	$7,745

Non-cash item: Accrual for purchases of property, plant and equipment	$2,179	$—

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

2. Restatement

In connection with the close for the year ended December 31, 2006, the Company determined that some of its commodity derivatives did not qualify for hedge accounting and, therefore, should be marked to market through the statement of income instead of through accumulated other comprehensive income on the Company’s balance sheet. The Company’s previously issued financial statements for the three and nine months ended September 30, 2006 have been restated to reflect the changes in the fair value of those derivatives in other (income) expense, net.

The following tables summarized the effect of the restatement adjustments on the financial statements as of and for the three and nine months ended September 30, 2006 (in thousands, except for per share data).

	Three months ended September 30, 2006
	Previously Reported	Restated
Cost of goods sold	$397,403	$394,132
Operating profit	63,587	66,858
Other (income) expense, net	26	845
Earnings (losses) before taxes	45,373	47,825
Provision for (benefit from) income taxes	14,759	15,612
Net income (loss)	$30,614	$32,213

	Nine months ended September 30, 2006
	Previously Reported	Restated
Cost of goods sold	$1,080,077	$1,076,806
Operating profit	140,264	143,535
Other (income) expense, net	(423)	7,013
Earnings (losses) before taxes	80,859	76,694
Provision for (benefit from) income taxes	27,889	26,439
Net income (loss)	$52,970	$50,255

	As of September 30, 2006
	Previously Reported	Restated
Inventories	$358,950	$357,690
Total current assets	674,388	673,128
Deferred tax assets, long term	38,059	36,248
Total assets	1,704,278	1,701,207
Trade accounts payable	146,785	145,336
Other accrued expenses	98,678	96,478
Total current liabilities	309,378	305,729
Accumulated other comprehensive income (loss)	(1,287)	2,006
Retained earnings	73,184	70,468
Total shareholders’ equity	406,892	407,469
Total liabilities and shareholders’ equity	$1,704,278	$1,701,207

	Nine months ended September 30, 2006
	Previously Reported	Restated
Operating activities
Net income (loss)	$52,970	$50,255
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax provision	(2,758)	(947)
Unrealized loss (gain) on derivatives	—	2,631
Inventories	(55,655)	(54,395)
Accounts payable and accrued expenses	$12,177	$9,190

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

Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials and parts	$28,280	$29,125
Finished goods	329,410	274,170

	$357,690	$303,295

Property, Plant, and Equipment

Property, plant and equipment consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Land	$12,162	$12,162
Buildings and improvements	55,736	55,465
Equipment	115,649	83,041
Construction-in-progress	17,455	27,335

	201,002	178,003
Less: Accumulated depreciation	(34,514)	(17,454)

	$166,488	$160,549

Identifiable Intangible Assets

Identifiable intangible assets as of September 30, 2006 consist of the following (in thousands):

	Gross	Accumulated Amortization & Impairment	Net
Intangible assets subject to amortization:
Customer relationships	$291,560	$12,935	$278,625
Technology	15,760	2,797	12,963
Contracts	11,033	11,033	—

Total intangible assets subject to amortization	318,353	26,765	291,588
Total indefinite-lived trade names	118,200	—	118,200

Total identifiable intangible assets	$436,553	$26,765	$409,788

Accrued Warranty

A rollforward of the liabilities for warranties consists of the following (in thousands):

	Nine Months Ended September 30, 2006	Twelve Months Ended December 31, 2005
At the beginning of the period	$58,068	$59,479
Current-period accruals	29,176	32,503
Current-period uses	(26,829)	(33,914)

At the end of the period	$60,415	$58,068

Other Accrued Expenses

Other accrued expenses consist of the following significant items (in thousands):

	September 30, 2006	December 31, 2005
Accrued rebates	$29,131	$21,682
Accrued self insurance reserves	16,283	17,970
Accrued interest	16,042	6,729
Other	35,022	35,920

	$96,478	$82,301

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

As a result of adopting SFAS No. 123(R), the Company recognized compensation expense of $.5 million, ($.3 million after tax) and $2.2 million ($1.4 million after tax), during the three month and nine months ended September 30, 2006, respectively, which is included in selling, general and administrative expenses in the accompanying unaudited statement of income. Included in compensation expense for the nine months ended September 30, 2006 discussed above, is $0.7 million related to the 381,331 stock options that vested at the consummation of the Company’s Parent’s initial public offering in April of 2006.

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

As of September 30, 2006, the total compensation cost related to nonvested awards not yet recognized in the statement of income of the Company is $4.8 million. This amount will be recognized on a weighted average period of 2.4 years.

5. Comprehensive Income

Comprehensive income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$32,213	$22,633	$50,255	$19,801
Change in fair value of derivatives, net of tax	2,283	1,471	(1,333)	1,997
Foreign currency translation adjustment	415	567	1,251	185

Comprehensive income	$34,911	$24,671	$50,173	$21,983

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Minimum Pension Liability	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
December 31, 2005	$(673)	$2,436	$325	$2,088
Net change through September 30, 2006	—	(1,333)	1,251	(82)

September 30, 2006	$(673)	$1,103	$1,576	$2,006

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Senior floating rate notes	$179,300	$250,000
Senior subordinated notes	400,000	400,000
Term credit facility	308,750	311,375
Revolving credit facility	—	—
Current maturities	(3,500)	(3,500)

Total long-term debt, less current maturities	$884,550	$957,875

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

The effective tax rate for the three months ended September 30, 2006 and September 30, 2005 was 32.6% and 38.5%, respectively. The effective tax rate was lower primarily as a result of three items. First, recent federal legislative changes permitted the Company to take a deduction for qualified domestic production activity income. Second, the Company qualified and computed the exclusion for foreign sales income. Finally, the Company’s state tax rate was favorably impacted by the mix of sales, payroll and property in the various jurisdictions. As a result, the Company adjusted its 2006 effective tax rate to 36%. The three months ended September 30, 2006 includes a cumulative adjustment of the effective tax rate to 36% on previous 2006 quarters income as well as a $1.6 million adjustment to reflect the impact of these items on 2005 income. The Company expects the effective tax rate to be approximately 36% for the three months ended December 31, 2006.

A reconciliation between the provision for income taxes and income taxes computed by applying the statutory rate is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Tax provision at the statutory rate of 35%	$16,739	$12,881	$26,843	$11,269
Add (deduct):
State income tax	920	1,674	2,247	1,445
Other-extraterritorial income exclusion, domestic production activities deduction, and other permanent differences	(487)	(386)	(1,091)	(318)
Prior year permanent differences	(1,560)	—	(1,560)	—

	$15,612	$14,169	$26,439	$12,396

8. Derivative Instruments and Hedging Activities

During the first quarter of 2005, the Company entered into interest rate swaps which expire in 2007 and 2008 to manage variable rate exposure on the term credit facility. These swaps have a notional amount of $250.0 million and a fair market value receivable of $3.4 million as of September 30, 2006. These interest rate derivative instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), allows changes in the fair market value of these hedged instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that received hedge accounting treatment. Any ineffectiveness, which generally arises from minor differences between the terms of the swap and terms of the underlying hedged debt, would be recorded in other (income) expense, net in the statement of income. Any such differences, for the three and nine months ended September 30, 2005 and September 30, 2006 were immaterial.

During the second quarter of 2006, the Company entered into collars for a portion of its 2006 copper supply to substantially reduce the variability of its purchase price for these commodities. These collars, which expire by December 31, 2006, have a notional amount of $34.6 million and a fair market value liability of $3.0 million as of September 30, 2006. The impact of a 10% change in commodity prices would not have a material effect on the statement of operations. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense, net in the statement of income. The ineffectiveness for the three and nine months ended September 30, 2006 was a $0.1 million gain and a $0.3 million loss, respectively.

Also during the second quarter of 2006, the Company entered into collars for a portion of its 2006 aluminum supply to substantially reduce the variability of its purchase price for this commodity. These collars expire on December 31, 2006 and have a notional amount of $15.0 million. These collars did not qualify for hedge accounting under SFAS 133 and, therefore, changes in its fair market value totaling $0.9 million loss and $7.5 million loss were recorded in other (income) expense, net in the statement of income during the three and nine months ended September 30, 2006, respectively.

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

At September 30, 2006, the fair market value of our derivatives was a liability of $1.4 million, which is included in other accrued expenses. Included in stockholders’ equity, is a gain of $0.6 million, net of tax, which is expected to be reclassified into earnings within the next twelve months.

9. Employee Benefit Plans

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

10. Contingent Liabilities

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

During the second quarter of 2006, we entered into collars for a portion of our 2006 copper usage to reduce the variability of our purchase price for these commodities. These collars, which expire by December 31, 2006, have a notional amount of $34.6 million. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. We have assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness has been recorded in other (income) expense, net in the statement of income. The ineffectiveness for the three and nine months ended September 30, 2006 was a $0.1 million gain and a $0.3 million loss, respectively.

        Also during the second quarter of 2006, the Company entered into collars for a portion of its 2006 aluminum supply to substantially reduce the variability of its purchase price for this commodity. These collars expire on December 31, 2006 and have a notional amount of $15.0 million. These collars did not qualify for hedge accounting under SFAS 133 and, therefore, changes in its fair market value totaling $0.9 million loss and $7.5 million loss were recorded in other (income) expense, net in the statement of income during the three and nine months ended September 30, 2006, respectively.

During the third quarter of 2006, the Company entered into swaps for a portion of its 2007 aluminum supply to fix the purchase price, and, thereby, substantially reduce the variability of its purchase price for this commodity. These swaps, which expire by December 31, 2007, have a notional amount of $25.0 million and a fair market value receivable of $0.8 million as of September 30, 2006. These instruments have been designated as cash flow hedges. For these qualifying hedges, SFAS No. 133 allows changes in the fair market value of these hedge instruments to be reported in accumulated other comprehensive income. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense, net in the statement of income. The ineffectiveness for the three and nine months ended September 30, 2006 was not material.

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

Results of Operations

The following table sets forth, as a percentage of net sales, our statement of operations data for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Consolidated statement of operation data:
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.2%	76.8%	76.8%	80.4%
Selling, general and administrative expenses	9.3%	9.3%	11.3%	10.4%
Depreciation and amortization	1.6%	1.5%	1.7%	1.7%

Operating profit	12.9%	12.4%	10.2%	7.5%
Interest expense, net	3.5%	4.3%	4.3%	4.8%
Other income	0.2%	—	0.5%	(0.1)%

Earnings before taxes	9.2%	8.1%	5.4%	2.8%
Provision for income taxes	3.0%	3.1%	1.9%	1.1%

Net income	6.2%	5.0%	3.5%	1.7%

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

        Cost of goods sold. Cost of goods sold for the three months ended September 30, 2006, was $394.1 million, a $47.7 million, or 13.8%, increase from $346.4 million for the three months ended September 30, 2005. This increase resulted from a higher sales mix of 13-and-higher SEER products, which have higher unit costs than lower SEER products and an escalation in raw material costs. Cost of goods sold as a percentage of net sales was 76.2% and 76.8% for the three month periods ended September 30, 2006 and 2005 respectively, which is due to increased commodities costs partially offset by the April 1 price increase and sales mix improvements.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2006, were $47.8 million, a $5.9 million, or 14.3%, increase from $41.9 million for the three months ended September 30, 2005. Selling general and administrative expenses primarily increased as a result of our expanding infrastructure, reflecting resources attributable to opening and operating new company-operated distribution centers and higher sales. As a percentage of net sales, selling, general and administrative expenses were 9.3% for the three months ended September 30, 2006, which was consistent with the three months ended September 30, 2005.

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

Operating profit. Operating profit for the three months ended September 30, 2006, was $66.9 million, a $10.8 million, or 19.3%, increase from the operating profit of $56.1 million reported for the three months ended September 30, 2005. This increase was primarily due to higher revenues from the increased proportion of 13-and-higher SEER products sold and the price increase mentioned above, partially offset by increases in selling, general and administrative expenses and cost of goods sold.

Interest expense, net. Interest expense, net for the three months ended September 30, 2006, was $18.2 million, a decrease of $1.1 million from $19.3 million reported for the three months ended September 30, 2005. Interest expense decreased due to decreases in long-term debt and decreased utilization of our revolving credit facility, offset by higher interest rates on our floating rate debt.

Other (income) expense, net. Other (income) expense for the three months ended September 30, 2006, was $0.8 million, a net change of $0.9 million from $(0.1) million reported for the three months ended September 30, 2005. This increase in other expense primarily, represents the change in fair value of some of our commodity derivatives that did not qualify for hedge accounting treatment.

Provision for income taxes. The income tax provision for the three months ended September 30, 2006 was $15.6 million, an increase of $1.4 million compared to an income tax provision of $14.2 million for the three months ended September 30, 2005. The effective tax rate for the three months ended September 30, 2006 and September 30, 2005 was 32.6% and 38.5%, respectively. The effective tax rate was lower primarily as a result of three items. First, recent federal legislative changes permitted us to take a deduction for qualified domestic production activity income. Second, we qualified and computed the exclusion for foreign sales income. Finally, our state tax rate was favorably impacted by the mix of sales, payroll and property in the various jurisdictions. As a result, we adjusted our 2006 effective tax rate from 37% to 36%. The three months ended September 30, 2006 includes a cumulative adjustment of the effective tax rate to 36% on previous 2006 quarters income as well as a $1.6 million adjustment to reflect the impact of these items on 2005 income.

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

Cost of goods sold. Cost of goods sold for the nine months ended September 30, 2006, was $1,076.8 million, a $137.5 million, or 14.6%, increase from $939.3 million for the nine months ended September 30, 2005. Cost of goods sold increased due to a higher sales mix of 13-and-higher SEER products in 2006, which have higher unit costs than lower SEER products, and an escalation in raw material costs. In addition, the nine months ended September 30, 2005 was affected by the non-recurring, non-cash expense of $39.6 million as a result of the purchase accounting treatment of the step-up in basis of inventory and a $2.0 million gain on commodity derivatives. Excluding the impact of these items, cost of goods sold as a percentage of net sales, decreased for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This decrease in cost of goods sold as a percentage of net sales was attributable to the mix shift to 13-and-higher SEER products and our April 1, 2006 price increase, partially offset by commodity costs.

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

Operating profit. Operating profit for the nine months ended September 30, 2006, was $143.5 million, a $55.7 million, or 63.5%, increase from the operating profit of $87.8 million reported for the nine months ended September 30, 2005. This increase was primarily due to higher margins from increased sales volume and the increased proportion of 13-and-higher SEER products sold, partially offset by escalations in cost of goods sold and increases in selling, general and administrative expenses. Operating profit for the nine months ended September 30, 2005, was negatively impacted by the $39.6 million non-recurring, non-cash charge incurred in connection with the step-up in inventory basis, offset by the $2.0 million gain on commodity derivatives. Operating profit for the nine months ended September 30, 2006, was negatively impacted by the $16.1 million IPO-related expenses discussed above. Operating profit, excluding these one-time occurrences, would have increased for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

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

Other (income) expense, net. Other (income) expense for the nine months ended September 30, 2006, was $7.0 million, a net change of $7.4 million from $(0.4) million reported for the nine months ended September 30, 2005. This increase in other expense primarily represents the change in fair value of some of our commodity derivatives that did not qualify for hedge accounting treatment.

Provision for income taxes. The income tax provision for the nine months ended September 30, 2006 was $26.4 million, an increase of $14.0 million compared to an income tax provision of $12.4 million for the nine months ended September 30, 2005. The effective tax rate for the nine months ended September 30, 2006 and September 30, 2005 was 34.5% and 38.5%, respectively. The effective tax rate was lower primarily as a result of three items. First, recent federal legislative changes permitted us to take a deduction for qualified domestic production activity income. Second, we qualified and computed the exclusion for foreign sales income. Finally, our state tax rate was favorably impacted by the mix of sales, payroll and property in the various jurisdictions. As a result, we adjusted our 2006 effective tax rate from 37% to 36%. The nine months ended September 30, 2006 includes a $1.6 million adjustment to reflect the impact of these items on 2005 income.

Liquidity, Capital Resources and Off-balance Sheet Arrangements

As of September 30, 2006, we had cash and cash equivalents of $15.2 million and working capital of $353.1 million, excluding current maturities of long-term debt of $3.5 million, and the ability to borrow $139.1 million under our revolving credit facility, which includes outstanding letters of credit. We have funded, and expect to continue to fund, operations through cash flows generated by operating activities and borrowings under our revolving credit facility. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs over the next 12 to 24 months. Our future liquidity requirements will be for working capital, capital expenditures and general corporate purposes.

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

As a result of adopting SFAS No. 123(R), we recognized compensation expense of $0.5 million ($0.3 million after tax) and $2.2 million ($1.4 million after tax) during the three and nine month periods ended September 30, 2006, respectively, which is included in selling, general and administrative expenses (pre-tax) in the accompanying unaudited statement of income for the period ended September 30, 2006. Included in compensation expense for the three and nine months ended September 30, 2006 discussed above, is $0.7 million related to the 381,331 stock options that vested at the consummation of our Parent’s initial public offering in April of 2006. The adoption had no net effect on our statements of cash flow for the period ended September 30, 2006.

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

As of September 30, 2006, the total compensation cost related to nonvested awards not yet recognized in our statement of income is $4.8 million. This amount will be recognized on a weighted average period of 2.4 years.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to price risk as it relates to our principal raw materials: copper, aluminum and steel. In 2005, we spent over $212.8 million on these raw materials, and their cost variability can have a material impact on our results of operations. During the second quarter of 2006, we entered into collars for a portion of our 2006 copper and aluminum supply to substantially reduce the variability of our purchase price for these commodities. These collars, which expire by December 31, 2006, have a notional amount of $49.5 million and a fair market value liability of $5.6 million. The impact of a 10% change in commodity prices would not have a material effect on our statement of operations. Our actual results may differ materially from the results discussed above.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006 in connection with the filing of the original Form 10-Q on November 8, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

Subsequent to the evaluation made in connection with the filing of the original Form 10-Q and in connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in Note 2 to our Consolidated Condensed Financial Statements and the filing of this Form 10-Q/A, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective solely as a result of the restatement.

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